Form 10-Q
period 2011-03-31
TMS International Corp.
filed 2011-05-11
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                     .

TMS INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

001-35128	Delaware	20-5899976
(Commission File Number)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Monongahela Avenue

P.O. Box 2000

Glassport, PA 15045

(412) 678-6141

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐      Accelerated file  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

12,880,000 shares of class A common stock, $0.001 par value per share, and 26,375,973 shares of class B common stock, $0.001 par value per share, were outstanding as of the close of business on May 10, 2011.

i

Explanatory Note

Unless the context otherwise indicates or requires, as used in this report for the quarterly period ended March 31, 2011 (the “Quarterly Report”), references to:

•	“Company,” “we,” “our” or “us” refer to TMS International Corp. and its consolidated subsidiaries;

•	“Mill Services Group” refers to the mill services group segment of the Company;

•	“Onex” refers to Onex Partners II LP, collectively with other entities affiliated with Onex Corporation;

•

“Onex Acquisition” refers to the acquisition of Tube City IMS Corporation, a wholly owned subsidiary of the Company by Onex and members of management and the board of directors of Tube City IMS Corporation; and

•	“Raw Material and Optimization Group” refers to the raw material and optimization group segment of the Company; and

•	“TCIMS” refers to the Company’s wholly-owned indirect subsidiary, Tube City IMS Corporation, a Delaware corporation.

ii

PART I—Financial Information

Item 1.	Financial Statements

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Quarter ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenue:
Revenue From Sale of Materials	$551,126	$377,210
Service Revenue	112,834	93,463

Total Revenue	663,960	470,673
Costs and Expenses:
Cost of Raw Materials Shipments	528,726	363,911
Site Operating Costs	84,564	68,968
Selling, General and Administrative Expenses	16,065	11,939
Depreciation	11,799	12,930
Amortization	3,062	3,051

Total Costs and Expenses	644,216	460,799
Income from Operations	19,744	9,874
Interest Expense, Net	(8,677)	(11,505)

Income (Loss) Before Income Taxes	11,067	(1,631)
Income Tax Expense	(4,850)	(1,017)

Net Income (Loss)	6,217	(2,648)
Accretion on preferred stock	(5,895)	(5,459)

Net Income (Loss) attributable to common stockholders	$322	$(8,107)

Net Income (Loss) per share: (basic and diluted)	$0.07	$(1.62)

Average common shares outstanding: (basic and diluted)	4,943,992	4,994,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,580	$49,492
Accounts receivable, net of allowance for doubtful accounts of $2,125 and $2,125, respectively	284,229	207,147
Inventories	58,782	38,664
Prepaid and other current assets	16,404	19,562
Deferred tax asset	6,603	6,702

Total current assets	419,598	321,567
Property, plant and equipment, net	140,256	138,540
Deferred financing costs, net of accumulated amortization of $9,897 and $9,280, respectively	7,767	8,384
Goodwill	243,984	242,148
Other intangibles, net of accumulated amortization of $50,485 and $47,232, respectively	163,203	165,295
Other noncurrent assets	2,538	2,971

Total assets	$977,346	$878,905

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$254,472	$177,668
Accounts payable overdraft	49,105	25,802
Salaries, wages and related benefits	21,729	28,934
Accrued expenses	23,582	30,834
Revolving borrowings	517	304
Current portion of long-term debt	2,687	3,185

Total current liabilities	352,092	266,727
Long-term debt	380,511	380,997
Indebtedness to related parties	42,155	42,155
Deferred tax liability	45,295	42,932
Other noncurrent liabilities	19,817	20,203

Total liabilities	839,870	753,014
Redeemable preferred stock:
Redeemable, convertible preferred stock, 50,000 shares authorized with 25,000 shares designated as Class A; $0.001 par value per share; 21,883 shares issued and outstanding at March 31, 2011 and December 31, 2010, liquidation preference of $302,739 and $296,844 at March 31, 2011 and December 31, 2010, respectively, accumulated and unpaid dividend of $86,098 and $80,203 at March 31, 2011 and December 31, 2010, respectively	302,739	296,844
Stockholders’ deficit:
Class A common stock; 200,000,000 shares authorized, $0.001 par value per share; no shares issued and outstanding at March 31, 2011 and December 31, 2010.	—	—
Class B common stock 30,000,000 shares authorized, $0.001 par value per share; 4,943,992 issued and outstanding at March 31, 2011 and December 31, 2010.	—	—
Capital in excess of par value	—	—
Accumulated deficit	(165,386)	(165,717)
Accumulated other comprehensive loss	(143)	(5,502)

Total TMS International Corp. stockholders’ deficit	(165,529)	(171,219)
Noncontrolling Interest	266	266

Total stockholders’ deficit	(165,263)	(170,953)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$977,346	$878,905

The accompanying notes are an integral part of these condensed consolidated financial statements

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except share and per share data)

	Quarter ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income (Loss)	$6,217	$(2,648)
Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and Amortization	14,861	15,981
Amortization of deferred financing costs	617	618
Deferred income tax	2,176	(815)
Provision for bad debts	12	26
Gain on the disposal of equipment	(36)	(759)
Non cash share based compensation cost	7	6
Increase (decrease) from changes in:
Accounts receivable	(77,094)	(74,782)
Inventories	(20,118)	(27,881)
Prepaid and other current assets	3,158	1,168
Other noncurrent assets	423	14
Accounts payable and cash overdraft	100,108	86,929
Accrued expenses	(14,357)	(7,226)
Other noncurrent liabilities	159	(44)
Other, net	950	(39)

Net cash provided by (used in) operating activities	17,083	(9,452)

Cash flows from investing activities:
Capital Expenditures	(11,728)	(9,259)
Proceeds from sale of equipment	191	1,119
Contingent payment for acquired business	(337)	(139)
Cash flows related to IU International, net	(229)	(28)

Net cash used in investing activities	(12,103)	(8,307)

Cash flows from financing activities:
Revolving credit facility borrowing (repayments), net	189	18,345
Repayment of debt	(1,081)	(21,551)

Net cash used in financing activities	(892)	(3,206)

Cash and cash equivalents:
Net (decrease) increase in cash	4,088	(20,965)
Cash at beginning of period	49,492	29,814

Cash at end of period	$53,580	$8,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1—Nature of Operations

TMS International Corp. (“TMS” or the “Company”) through its subsidiaries, including TCIMS, is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at 74 customer sites in nine countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first quarter ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for future periods.

In April 2011, the Company completed an initial public offering. In connection with this offering;

•	the Company amended and restated its certificate of incorporation to create two classes of common stock: class A common stock and class B common stock;

•	the Company effectuated a 207.4307-for-one stock split of its common stock on April 13, 2011. The stock split has been retroactively reflected in these consolidated financial statements;

•	the Company’s outstanding class A preferred stock automatically converted into common stock;

•	the Company granted 47,180 shares of class B common stock under its Restricted Stock Plan;

•	the Company initially sold 9,2000,000 shares of class A common stock and subsequently sold 1,680,000 shares of class A common stock pursuant to an underwriters’ overallotment option; and

•	the shareholders of the Company sold 2,000,000 shares of class A common stock.

As a result of the activity in connection with the initial public offering, as of May 11, 2011, the Company had outstanding 12,880,000 shares of class A common stock and 26,375,973 shares of class B common stock. See Note 17, Subsequent Events.

The balance sheet as of December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all the notes required by GAAP for complete financial statements.

Note 3—Earnings per Share

The calculation of basic earnings per share for each period is based on the weighted-average number of shares of common stock outstanding during the period. All shares issued under the Company’s restricted stock plan are entitled to participate in dividends, if declared and are considered outstanding regardless of whether or not vested. Shares forfeited under the plan reduce the total shares. Diluted net income (loss) per share is calculated using the weighted-average number of common shares plus potential common shares outstanding during the period, but only to the extent that such potential common shares are dilutive. The Company’s class A preferred stock, including the accumulated dividend thereon, is automatically converted into common stock upon a sale of common shares in an underwritten public offering or a change of control transaction. On April 19, 2011, the Company completed an initial public offering and the Company’s outstanding class A preferred stock converted into 23,384,801 shares of class B common stock on that date. See Note 17 Subsequent Events. However, because the initial public offering, a non-market priced based contingency, occurred after March 31, 2011, the effect of those shares is not included in diluted earnings per share.

Note 4—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Scrap iron and steel	$16,924	$13,096
Goods in transit	32,446	16,892
Spare parts and supplies	9,412	8,676

	$58,782	$38,664

Note 5—Income Taxes

The income tax expense for the first quarter ended March 31, 2011 and 2010, reflects a year-to-date effective tax rate of 43.8% and negative 62.3%, respectively, and a 2011 estimated annualized effective tax rate of 41.1%. The income tax expense for the first quarter ended March 31, 2011, is based on an estimated annual effective rate, which requires management to make its best estimate of forecasted pre-tax income for the year. The estimated effective tax rates for 2011 and 2010 differ from the statutory rate of 35.0% due principally to state taxes, foreign taxes, permanent differences related to nondeductible marketing expenses and foreign deemed dividends.

Accounting for Uncertainty in Income Taxes

As of March 31, 2011 and December 31, 2010, the Company has recorded a $0.2 million liability for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The total amount of interest and penalty recognized related to uncertain tax positions as of March 31, 2011 and 2010 was not material. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions where the Company conducts business.

Note 6—Debt

Debt is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Bank overdraft facility	$205	$228
Invoice discounting facility	312	76
Senior secured term loan	158,400	158,812
Senior subordinated notes	223,000	223,000
Series 2008 promissory notes	42,155	42,155
Capital equipment leases and installment notes	1,798	2,370

Total indebtedness	$425,870	$426,641

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Revolving borrowings	$517	$304
Current portion of long-term debt	2,687	3,185
Long-term debt	380,511	380,997
Indebtedness to related parties	42,155	42,155

Total indebtedness	$425,870	$426,641

In November 2008, the Company began issuing series 2008 promissory notes to affiliates of Onex, members of its board of directors, management team and certain other employees. From November 2008 through August 2009, the Company received $51.8 million in proceeds from the issuance of the series 2008 promissory notes. In March 2010, the Company used available cash to make a payment on the series 2008 promissory notes consisting of a principal payment of $20.4 million and a payment of accrued interest of $2.9 million. The obligations are reported as indebtedness to related parties as the holders of the series 2008 promissory notes are also owners of the Company’s common and preferred shares or affiliates of the owners of the Company’s common and preferred shares. On April 19, 2011, the Company repaid the series 2008 promissory notes including accrued interest out of the proceeds of the Company’s initial public offering. See Note 17 Subsequent Events.

The Company’s United Kingdom subsidiary has borrowings under an invoice discounting facility, a bank overdraft facility and capital leases for equipment. Under the invoice discounting facility, eligible trade receivables are sold to a third party, but the third party has recourse for receivables that are not collectible. We therefore classify the amount as a revolving borrowing.

On January 25, 2007, in connection with the Onex Acquisition, TCIMS entered into (a) a senior secured asset based lending (“ABL”) facility in an aggregate principal amount of $165.0 million, (b) a senior secured term loan credit facility in an aggregate principal amount of $165.0 million, and (c) a $20.0 million senior secured synthetic letter of credit facility. TCIMS initially borrowed $50.5 million under its senior secured ABL facility. TCIMS also issued $225.0 million of 9.75% senior subordinated notes.

In addition, TCIMS has the option to request up to $80.0 million in incremental facilities in the form of first lien term loans and $25.0 million in incremental commitments under the senior secured ABL facility. The lenders under the senior secured credit facilities have not committed to provide such incremental facilities.

Senior Secured Asset-Based Revolving Credit Facility

TCIMS is the primary obligor under a senior secured ABL facility which is available on a revolving basis and has a stated maturity of January 25, 2013. The maximum available commitments under the senior secured ABL facility are based on specified percentages of eligible accounts receivable and eligible inventory, subject to certain reserves, to be determined in accordance with the ABL loan agreement. The commitments under the senior secured ABL facility include sublimits for swingline loans and letters of credit, and they are initially comprised of $150.0 million of commitments under the LIFO Tranche and $15.0 million of commitments under the FILO Tranche. Subject to certain conditions, the commitments under both the FILO Tranche and the LIFO Tranche may be reduced or terminated at any time.

TCIMS is the primary obligor under a senior secured ABL facility, which is guaranteed by other domestic subsidiaries and certain foreign subsidiaries of TCIMS. It is secured by a first priority interest in the accounts receivable and inventory of TCIMS and the subsidiaries that are guarantors and a second priority interest in substantially all other assets of such entities, subject to certain exceptions and permitted liens.

As of March 31, 2011, the eligible accounts receivable and inventory that comprise the collateral under the ABL facility supported a gross borrowing base of $165.0 million, which is the limit of the facility. At March 31, 2011, there were no outstanding revolving borrowings and $15.7 million letters of credit outstanding against the facility leaving a net available balance of $149.3 million. The Company believes the ABL facility and other sources of liquidity are currently adequate to fund its operations.

The per annum interest rates with respect to loans made utilizing the LIFO Tranche commitments are, at the option of TCIMS, (1) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City, and (b) the federal funds effective rate plus 0.50%; in each case plus an applicable margin ranging between 0.25% and 0.75%, as determined based on average historical excess availability under the facility, or (2) the rate (as adjusted) determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars for one, two, three, six or, if available, nine or twelve months, as selected by us, plus an applicable margin ranging between 1.25% and 1.75%, as determined based on average historical excess availability under the facility.

The per annum interest rates with respect to loans utilizing the FILO Tranche commitments are, at the option of TCIMS, (1) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City, and (b) the federal funds effective rate plus 0.50%; plus an applicable margin of 1.50% or (2) the rate (as adjusted) determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars for one, two, three, six or, if available, nine or twelve months, as selected by TCIMS, plus an applicable margin of 2.50%.

TCIMS pays a per annum participation fee in respect of outstanding letters of credit issued under the senior secured ABL facility in an amount equal to the margin applicable to loans made utilizing the LIFO Tranche or the FILO Tranche, as applicable, as specified in the previous paragraphs. TCIMS also pays a fronting fee of 0.125% per annum with respect to each letter of credit.

TCIMS will also pay a commitment fee to each of the lenders under the senior secured ABL facility equal to 0.25% per annum on the unused portion of the commitments under the facility. In addition, TCIMS pays the agents and issuing banks customary administrative fees.

The senior secured ABL facility contains customary affirmative and negative covenants, including: (1) limitations on indebtedness; (2) limitations on liens and negative pledges; (3) limitations on investments, loans, advances and acquisitions; (4) limitations on Capital Expenditures; (5) limitations on dividends and other payments in respect of capital stock and payments or repayments of subordinated debt; (6) limitations on mergers, consolidations, liquidations and dissolutions; (7) limitations on sales of assets; (8) limitations on transactions with stockholders and affiliates; (9) limitations on sale and leaseback transactions; and (10) limitations on changes in lines of business. In addition, the senior secured ABL facility contains a consolidated fixed charge coverage covenant pursuant to which TCIMS’ fixed charge ratio is not permitted to be less than 1.0 to 1.0 during any period where excess availability under this facility is less than $15.0 million.

Term Loan Facility and Synthetic Letter of Credit Facility

The senior secured credit facilities also include a $165.0 million senior secured term loan credit facility and a $20.0 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At March 31, 2011, there were $10.8 million of outstanding letters of credit under the senior secured synthetic letter of credit facility.

The per annum interest rate with respect to borrowings under the senior secured term loan credit facility are, at the option of TCIMS, (1) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; in each case plus an applicable margin of either 1.00% or 1.25% based on our total leverage, or (2) the rate (as adjusted) determined by reference to the

British Bankers’ Association Interest Settlement Rates for deposits in dollars for one, two, three, six or, if available, nine or twelve months, as selected by us, plus an applicable margin of either 2.00% or 2.25% based on our total leverage. TCIMS also pays a per annum participation fee in respect of amounts on deposit to backstop synthetic letters of credit in an amount equal to the margin applicable to term loans bearing interest as specified in the preceding subclause (2), plus 0.10%. TCIMS also pays a fronting fee of 0.125% per annum with respect to each letter of credit

At March 31, 2011, the rate of interest applicable to amounts then outstanding under the senior secured term loan facility was 2.25% consisting of the one month Eurodollar deposit rate of 0.25% and an applicable margin of 2.00%.

The senior secured term loan credit facility provides for amortization payments to become due in quarterly installments of $412,500 on the last day of each March, June, September, and December, through December 31, 2013. On January 25, 2014, the senior secured term loan credit facility will mature, and all amounts outstanding thereunder shall be due in full.

The senior secured term loan credit facility contains affirmative and negative covenants, including limitations on dividends and other payments in respect of capital stock, but does not have any financial maintenance covenants. TCIMS is the primary obligor under the senior secured term loan credit facility and the senior secured synthetic letter of credit facility are guaranteed by TCIMS and its subsidiaries that guarantee the senior secured ABL facility. The obligations are secured by a first priority interest in assets (other than accounts receivable and inventory) of TCIMS and its subsidiaries that are guarantors and a second priority interest in the accounts receivable and inventory of such entities, subject to certain exceptions and permitted liens.

Senior Subordinated Notes

The senior subordinated notes are an unsecured obligation of TCIMS and are guaranteed by certain of its subsidiaries. The senior subordinated notes and the related guarantees are subordinated in right of payment to all existing and future senior indebtedness of TCIMS and the guarantors, but senior in right of payment to any future subordinated obligations. Interest on the notes accrues at the rate of 9.75% per annum and is payable semiannually in arrears on February 1 and August 1, and interest payments commenced on August 1, 2007. TCIMS will make each interest payment to the Holders of record of these senior subordinated notes on the immediately preceding January 15 and July 15. The senior subordinated notes mature on February 1, 2015.

The indenture governing the senior subordinated notes contains customary affirmative and negative covenants, including, but not limited to, those restricting the ability of TCIMS and its restricted subsidiaries to: (1) incur additional indebtedness; (2) declare or pay dividends or make other distributions, or repurchase or redeem capital stock or other equity interests; (3) make investments; (4) sell certain assets, including equity interests of restricted subsidiaries; (5) enter into agreements restricting their ability to pay dividends; (6) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (7) enter into transactions with affiliates; and (8) incur liens.

TCIMS may redeem the senior subordinated notes at its option, in whole or in part, at the following redemption prices, plus accrued and unpaid interest to the redemption date: (1) 104.875% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs during the period ending January 31, 2012; (2) 102.438% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs during the period commencing February 1, 2012 and ending January 31, 2013; and (3) 100% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs on or after February 1, 2013.

Series 2008 Promissory Notes

The series 2008 promissory notes are an unsecured obligation of the Company which are subordinated in right of payment to all existing and future senior indebtedness of the Company. The series 2008 promissory notes mature on November 26, 2020. Interest on the notes accrued at the rate of 15.0% per annum through November 26, 2009 and 17.5% per annum for the period from November 27, 2009 through November 26, 2010 and at 20.0% from November 27, 2010 through December 31, 2010. Effective January 1, 2011, the series 2008 promissory notes were amended so that the per annum interest rate was reduced to 8.00% per annum from January 1, 2011 forward. Through November 26, 2013, at the Company’s option, interest may be paid in cash or may be paid-in-kind. If interest is not paid in cash, the accrued interest will be considered paid-in-kind and compounded into the balance of the series 2008 promissory notes on November 26th of each year. Beginning on November 26, 2014, accrued interest must be paid in full annually.

The Company is the issuer of the series 2008 promissory notes and they are reported as indebtedness to related parties on our consolidated balance sheets.

On April 19, 2011, the Company repaid the series 2008 promissory notes including accrued interest out of the proceeds of the Company’s initial public offering. See Note 17 Subsequent Events.

Note 7—Derivative Financial Instruments and Fair Values

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency risk. The Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC required all companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.

Interest Rate Risk

TCIMS’s senior secured term loan facility requires that it enter into an interest rate protection agreement with the resulting effect that at least 50% of its outstanding debt is effectively subject to a fixed or maximum interest rate. Because TCIMS’s senior subordinated notes carry a fixed rate, TCIMS is not required to enter into any additional agreements to comply with that requirement. However, as part of its overall risk management strategy, the Company attempts to reduce the volatility in cash interest payments associated with its variable rate term debt. TCIMS has entered into interest rate swap agreements swapping its variable rate interest payment for fixed payments to reduce the volatility of cash requirements associated with its variable rate debt. In accordance with the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC, the Company designated its interest rate swaps as cash flow hedges of variable interest payments.

The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction, the incurrence of variable rate interest, occurs. The variable rates and reset dates of the interest rates swap agreements mirror the terms of the associated term debt. Accordingly, the Company expects the hedges to be highly effective in mitigating the underlying risk as long as the principal amount of outstanding term debt exceeds the notional amount of the swap agreements. The Company hedged a total notional amount of $120.0 million through March 31, 2010 and a total notional amount of $80.0 million from April 1, 2010 to March 31, 2012.

TCIMS had the following outstanding interest rate swaps that expired on March 31, 2010 and that had been entered into to hedge variable interest payments (notional amounts in thousands):

	Notional Amount	Fixed Rate	Index Rate	Expiration Date
Interest Rate Swap 1	$37,500	5.029%	3 month LIBOR	March 31, 2010
Interest Rate Swap 2	37,500	5.029%	3 month LIBOR	March 31, 2010
Interest Rate Swap 3	45,000	4.013%	3 month LIBOR	March 31, 2010

Total/average	$120,000	4.648%

During the third quarter of 2009, TCIMS, to continue to hedge variable interest payments, entered into the following interest swaps that become effective as the existing three swaps expire (notional amounts in thousands):

	Notional Amount	Fixed Rate	Index Rate	Effective Date	Expiration Date
Interest Rate Swap 4	$40,000	2.1675%	1 month LIBOR	April 1, 2010	March 31, 2012
Interest Rate Swap 5	40,000	2.3375%	1 month LIBOR	April 1, 2010	March 31, 2012

Total/average	$80,000	2.2525%

At March 31, 2011, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

	Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC		March 31, 2011	December 31, 2010

Interest rate swaps	Other noncurrent liabilities	$1,474	$1,792

The interest rate swaps that became effective on April 1, 2010 settle on a monthly basis and the Company records Interest Expense for cash payments it made or owed to its counterparties or records a reduction of Interest Expense for amounts it receives from or is owed by its counterparties. TCIMS, at its option, may elect to pay interest on its senior secured term loan facility monthly based on a one month eurodollar deposit rate by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin and, beginning April 1, 2010 the Company has elected to do so. Accordingly, the Company expects that the key terms of the interest rate swaps will match the key terms of the underlying variable rate interest payments over the life of the swap agreements.

The Company recognized the following amounts related to its derivatives for the first quarter ended March 31, 2011 and 2010, respectively (in thousands):

	Amount of gain (loss) recognized in OCI on derivative instruments			Amount of loss reclassified from accumulated OCI into expense
Derivatives in the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC Cash Flow Hedging Relationship	Quarter ended March 31,		Location of loss reclassified from accumulated OCI into expense	Quarter ended March 31,
	2011	2010		2011	2010
Interest rate swaps	$(50)	$(578)	Interest Expense	$245	$811

The amount of gain (loss) recognized in OCI on derivatives is net of a deferred tax benefit which was not material for first quarter ended March 31, 2011 and a deferred tax benefit of $0.4 million for the first quarter ended March 31, 2010.

For the next twelve months, the Company will make payments or receive proceeds at the end of each monthly reset period under its swaps agreements based on the underlying interest rates at the beginning of the period relative to the fixed rates of the swap agreements. Based on the anticipated rates, the Company expects that it will reverse a $0.9 million loss out of OCI, net of tax of $0.6 million, and record $1.5 million of Interest Expense related to the swap agreements.

The volume of the Company’s derivative activity is limited. The Company will, from time to time, evaluate its future exposure to variable interest payments and may enter into additional interest rate swap agreements based on its evaluation of that exposure. However, such evaluation is made at infrequent intervals.

The Company is also continuing to increase its international raw materials procurement activities and may encounter transactions where the related purchase and sale of materials are in different currencies. In those cases, the Company will evaluate its exposure and may enter into additional foreign currency forward agreements to protect its margin on those transactions. The Company will also continue to monitor other risks, including risks related to commodity pricing and, in the future, may use derivative instruments to mitigate those risks as well.

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy, which includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs derived principally from or corroborated by observable market data. The following table summarizes the fair value measurements for liabilities by major category (in thousands):

	March 31, 2011	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Derivatives	$1,474	$—	$1,474	$—

Note 8—Redeemable Preferred Stock and Stockholders’ Deficit

Class A Preferred Stock—The Company has 25,000 shares of authorized class A preferred stock with a par value of $0.001. At March 31, 2011 and December 31, 2010 there were 21,883 shares of class A preferred stock outstanding. The class A preferred stock has an initial liquidation preference of $9,900 per share and carries an 8% accumulating, compounding dividend. Approximately 91% of our class A preferred stock was held by Onex, the Company’s controlling shareholder. Through its controlling interest in the Company’s common stock, Onex could initiate a call of the preferred shares for the total liquidation value. The total liquidation value includes accumulated and unpaid dividends. The Company recorded $5.9 million and $5.5 million of accumulated dividends for the first quarter of 2011 and the first quarter of 2010, respectively. The accumulated dividends were recorded as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as an increase in accumulated deficit.

On April 19, 2011, in connection with the Company’s initial public offering, the class A preferred stock automatically converted into 23,384,801 shares of class B common stock. See Note 17 Subsequent Events.

Common Stock—On April 5, 2011, the Company amended and restated its certificate of incorporation creating two classes of common stock: class A common stock and class B common stock. The Company’s previously-outstanding shares of common stock, including those issued under the Company’s restricted stock plan, were converted into class B common stock. On April 13, 2011, in connection with its initial public offering, the Company effected a 207.4307-for-one stock split. The creation of the two classes of common stock and the stock split have been retroactively reflected in these consolidated financial statements. See Note 17 Subsequent Events.

After giving retroactive effect to the stock split, at March 31, 2011 and December 31, 2010, there were 4,943,992 outstanding shares of class B common stock, of which 404,816 were issued under the Company’s restricted stock plan. As of March 31, 2011, 351,771 of the shares issued under the restricted stock plan were vested, with 53,105 of those having vested in the first quarter of 2011.

The ability of TCIMS to pay dividends is limited by its senior secured ABL its senior secured term loans and senior notes indenture covenants. Those covenants include limits on TCIMS’s ability to make payments, via dividends or other means, to TMS.

Note 9—Stock-Based Compensation

Effective February 28, 2007, TMS established the TMS International Corp. restricted stock plan and granted 447,228 shares of restricted stock to employees of the Company. On the grant date, 111,807 shares, 25% of the total grant, vested immediately and, so long as the recipients remain actively employed by the Company, the remaining shares were scheduled to vest in even 15% increments on each of the first five anniversary dates of the grant.

As of March 31, 2011, there were 404,816 shares outstanding under the plan of which 351,711 shares were vested and 53,105 were unvested. During the quarter ended March 31, 2011, 53,105 shares vested. The remaining shares were scheduled to vest on February 28, 2012. However, in connection with an initial public offering, the Company accelerated the vesting of the remaining shares such that they vested in April 2011. See Note 17 Subsequent Events.

The Company estimated the restricted shares had a fair value of $0.48 per share on the grant date based on the amount paid for its common stock during the Onex Acquisition. Share based compensation costs for the quarters ended March 31, 2011 and 2010 were not material.

Also in connection with its initial public offering, in April 2011, the Company establish its Long Term Incentive Plan and reserved 1,558,170 shares of class A common stock for issuance under that plan. On April 19, 2011, the Company awarded 519,390 options to purchase shares of class A common stock, subject to vesting conditions, at an exercise price of $13.00 per share. See Note 17, Subsequent Events.

Note 10—Operating Segments

The Company has two reportable operating segments in addition to its administrative group; the Mill Services Group and the Raw Materials and Optimization Group. The services provided under the Mill Services Group segment are performed at the Company’s customers’ sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at the Company’s customers’ sites and are not based on the underlying price of steel. In addition, these contracts typically include tiered pricing structures, with unit prices that increase as volume declines, and/or minimum monthly fees, each of which stabilize the Company’s revenue in the event of volume fluctuations. The services provided to the Company’s customers under this segment include: (i) scrap management and preparation; (ii) semi-finished and finished material handling; (iii) metal recovery and slag handling, processing and sales; and (iv) surface conditioning. The services provided under the Raw Material and Optimization Group segment include (i) raw materials procurement and logistics and (ii) proprietary software-based raw materials cost optimization.

In 2010, the Company moved certain operational and administrative departments and locations among the reported segments. In order to reflect the changes made and to maintain comparability of segment information, the amount for EBITDA has been restated for the first quarter ended March 31, 2010. EBITDA for the Mill Services Group increased $0.3 million and Administrative decreased by the same amount for the quarter ended March 31, 2010.

Information by reportable segment is as follows (in thousands):

	Quarter Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues, net of inter-segment revenues
Mill Services Group	$159,480	$119,558
Raw Material and Optimization Group	504,456	351,101
Administrative	24	14

	$663,960	$470,673

Adjusted earnings before interest, taxes, depreciation and amortization
Mill Services Group	$30,003	$25,406
Raw Material and Optimization Group	14,680	7,603
Administrative	(10,078)	(7,154)

	$34,605	$25,855

Depreciation and Amortization
Mill Services Group	$12,726	$13,835
Raw Material and Optimization Group	100	123
Administrative	2,035	2,023

	$14,861	$15,981

March 31, 2011
(unaudited)
Total assets
Mill Services Group	$535,131
Raw Material and Optimization Group	366,827
Administrative	75,388

$977,346

	Quarter Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Percentage of total revenue contributed by each class of service:
Mill Services Group	24.0%	25.4%
Raw Material and Optimization Group	76.0%	74.6%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to loss before tax for the periods indicated (in thousands):

	Quarter Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Adjusted earnings before interest, taxes, depreciation and amortization	$34,605	$25,855
Less: Depreciation and Amortization	(14,861)	(15,981)
Interest Expense	(8,677)	(11,505)

Income (Loss) Before Income Taxes	$11,067	$(1,631)

Note 11—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense (benefit) recognized under the Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans Topic of FASB ASC (in thousands):

	Quarter Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
U.S. plans
Service cost	—	—
Interest cost	235	268
Expected return on plan office	(342)	(371)
Net amortization	128	38

Net periodic pension ( income) costs-U.S. plans	$21	$(65)

Canadian plans
Service cost	51	30
Interest cost	64	57
Expected return on plans assets	(58)	(53)
Net amortization	5	—

Net periodic pension costs-Canadian plans	62	34

Other plans
Defined contribution	1,039	795
Multi-employer pension plans	1,291	1,108

Total other plans	2,330	1,903

Total net pension expense	$2,413	$1,872

The Company’s contributions to its defined benefit pension plans for the first quarter ended March 31, 2011 were $0.1 million and contributions were not material for the first quarter ended March 31, 2010.

For the full year 2011, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $1.2 million. The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Quarter Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Service cost	$44	$41
Interest cost	75	82

Net periodic costs	$119	$123

The Company does not expect to contribute to the other post-employment benefit plan in 2011 and intends to pay benefit claims as they become due. For the first quarter ended March 31, 2011and 2010, other post-employment benefit payments were $0.1 million and $0.1 million, respectively.

Note 12—Fair Value of Financial Instruments

The carrying amount of cash and equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s obligations under its senior secured ABL facility, its senior secured term loan credit facility and capital expenditure loans all have variable interest rates and in our opinion, the carrying value approximates the fair value at the balance sheet dates. The fair value of the Company’s senior subordinated notes is based on quoted market prices, however, the senior subordinated notes are thinly traded. The fair value of the Company’s capital equipment leases has been estimated based on future expected cash flows relative to current interest rates.

The fair value compared to the carrying value is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Carrying value of financial instruments in:
Long-term debt (includes current portion)
Senior secured term loan	$158,400	$158,812
Senior subordinated notes	223,000	223,000
Series 2008 promissory notes	42,155	42,155
Capital equipment leases and installment notes	1,798	2,370

Total long-term debt	$425,353	$426,337

Other noncurrent liabilities
Interest rate swaps	$1,474	$1,792

Fair value:
Long-term debt (includes current portion)
Senior secured term loan	$158,400	$158,812
Senior subordinated notes	231,920	228,575
Series 2008 promissory notes	42,155	39,020
Capital equipment leases and installment notes	1,798	2,370

Total long-term debt	$434,273	$428,777

Other noncurrent liabilities
Interest rate swaps	$1,474	$1,792

Note 13—Commitments and Contingencies

Two non-operating subsidiaries of a predecessor company, along with a landfill and waste management business, were spun-off to our former stockholders in October 2002. The two former subsidiaries were subject to asbestos related personal injury claims. We believe that the Company has no obligation for asbestos related claims regarding the spun-off subsidiaries. In addition, the Company has been named as a defendant in certain asbestos-related claims relating to lines of business that were discontinued over 20 years ago. We believe that the Company is sufficiently protected by insurance with respect to these asbestos-related claims related to these former lines of business, and we do not believe that the ultimate outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is a party to other lawsuits, litigation and proceedings arising in the normal course of business, including, but not limited to regulatory, commercial and personal injury matters. While the precise amount of loss, if any, is not presently determinable, the Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at March 31, 2011 was approximately $10.1 million.

Note 14—Comprehensive Income

The following table represents the components of comprehensive (loss) income (in thousands):

	Quarter Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net income (loss)	$6,217	$(2,648)
Changes in foreign currency translation	5,164	(2,473)
Unrealized gain on derivatives, net of tax	195	233

Comprehensive income (loss)	$11,576	$(4,888)

Note 15—Related-Party Transactions

The Company’s series 2008 promissory notes were issued to Onex, members of the Company’s senior management team, its board of directors and certain other employees who also have an equity interest in the Company. They earned interested on those notes totaling $0.8 million and $2.3 million in the first quarter of 2011 and 2010, respectively.

The Company incurred and paid management fees and expenses incurred to an affiliate of its majority owner, Onex Partners II LP, totaling $0.3 million and $0.3 million for the first quarter ended March 31, 2011 and 2010, respectively.

The Company incurred charges for aircraft rental services to a company that is partially owned by the Company’s Non-Executive Chairman. The Company incurred immaterial aircraft rental charges for the first quarter ended March 31, 2011 and 2010, respectively.

Note 16—Recent Accounting Pronouncements

On January 1, 2011, the Company adopted changes issued by the Financial Accounting Standards Board to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of the Company’s goodwill as of October 1, 2010, the adoption of these changes had no impact on the Company’s financial position or results of operations

Note 17—Subsequent Events

Initial Public Offering

Offering details and proceeds

On April 19, 2011, the Company closed an initial public offering selling 9,200,000 class A common shares at $13.00 per share. The Company received $111.8 million in net proceeds after deducting the underwriters’ commission. In the same initial public offering the Company’s existing shareholders also sold 2,000,000 shares at $13.00 per share. On April 29, 2011, the Company sold an additional 1,680,000 shares at $13.00 per share, generating an additional $20.4 million as the Company’s underwriters exercised their overallotment option. The Company used $44.0 million of proceeds from the initial public offering to pay off in full its obligations under the Series 2008 promissory notes.

Amendment to certificate of incorporation and stock split

On April 5, 2011, prior to its initial public offering, the Company amended and restated its certificate of incorporation creating two classes of common stock: class A common stock and class B common stock. The Company’s previously-outstanding shares of common stock, including those issued under the Company’s Restricted Stock Plan, were converted into shares of class B common stock. The amended and restated Company’s certificate of incorporation also provided for a stock split to occur on the date of pricing of the Company’s initial public offering. The Company priced an initial public offering on April 13, 2011 at $13.00 per share and effectuated a 207.4307-for-one stock split of the class B common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

Restricted Stock Plan grant and accelerated vesting

In connection with its initial public offering, the Company accelerated vesting of the remaining unvested shares under its Restricted Stock Plan. The remaining 53,105 shares that were unvested at the initial public offering, vested upon completion of the initial public offering. As a result of this modification, the Company recorded a $0.7 million charge in April 2011.

Additionally, the Company granted an additional 47,180 shares under its Restricted Stock Plan concurrently with the initial public offering. Those shares vested immediately and the Company recorded a $0.6 million charge in April 2011 related to the grant.

After the initial public offering, including the related stock split and conversion of series A preferred stock, the Company had outstanding 12,880,000 shares of class A common stock and 26,375,973 shares of class B common stock.

Long Term Incentive Plan

Also in connection with the IPO, the Company established its Long Term Incentive Plan and reserved 1,558,170 shares for issuance under that plan. On April 19, 2011, the Company awarded options to purchase 519,390 shares of class A common stock, subject to vesting conditions, at an exercise price of $13.00 per share, the public offering price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our current expectations, estimates, forecast and projections. These forward-looking statements are not guarantees of future performance, and actual outcomes and results may differ materially from those expressed in these forward-looking statements. See “Risk Factors” and “Forward-Looking Statements.”

Introduction

The following discussion is provided to supplement the consolidated financial statements and the related notes included in Part 1, Item 1 of this Quarterly Report to help provide an understanding of our financial condition, changes in financial condition and results of our operations, and is organized as follows:

Company Overview. This section provides a general description of our business in order to better understand our financial condition and results of operations and to anticipate future trends and risks in our business.

Certain Line Items Presented. This section provides an explanation of certain GAAP line items that are presented in our consolidated financial statements included in this Quarterly Report. These line items are discussed in detail under the heading “—Results of Operations” below for the periods presented.

Key Measures We Use to Evaluate Our Company. This section provides an overview of certain non-GAAP measures that we believe are critical to understand in order to evaluate and assess our business. These are the measures that management utilizes most to assess our results of operations, anticipate future trends and risks and determine compensation levels, including under our management bonus plan.

Application of Critical Accounting Policies. This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application.

Results of Operations. This section provides a discussion of our results of operations for the first quarter ended March 31, 2011 compared to the first quarter ended March 31, 2010

Recent Developments. This section provides a discussion of events occurring subsequent to the quarter ended March 31, 2011 and information on new and renewed contracts during the first four months of 2011.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the first quarter ended March 31, 2011 compared to the first quarter ended March 31, 2011. This section also includes a discussion of our liquidity and Capital Expenditures.

Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 74 customer sites in nine countries across North America, Europe and Latin America and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 28 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

We provide a broad range of services through two reporting segments: our Mill Services Group and our Raw Material and Optimization Group:

•

Mill Services Group. The services provided under this segment are performed at our customer sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at our customer sites and are not based on the underlying price of steel. In addition, our contracts typically include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. The services provided to our customers under this segment include: (1) scrap management and preparation; (2) semi-finished and finished material handling; (3) metal recovery and slag handling, processing and sales; and (4) surface conditioning. The revenues from these services appear in the line item “Service Revenue” on our statement of operations, and the costs associated therewith appear in “Site Operating Costs” on our statement of operations. Substantially all of our Capital Expenditures, whether Growth Capital Expenditures or Maintenance Capital Expenditures, are incurred in connection with the services provided by this segment. This segment also includes the results of operations at our location where we buy, process and sell scrap for our own account, which revenues appear in the line item “Revenue from Sale of Materials” on our statement of operations and the costs associated therewith appear in “Cost of Raw Materials Shipments” on our statement of operations. The Total Revenue and Cost of Raw Materials Shipments from this location will fluctuate based upon the underlying price of scrap.

•

Raw Material and Optimization Group. The services provided under this segment include: (1) raw materials procurement and logistics; and (2) proprietary software-based raw materials cost optimization. Revenues for the raw materials procurement and logistics services we provide are primarily generated pursuant to two alternative transaction models: (1) a contractually determined, volume-based fee for arranging delivery of raw materials shipments to a customer directly from a vendor with no price or inventory risk; or (2) a generally concurrent arrangement to purchase for our own account and sell raw materials at specified prices, typically locking in a margin with minimal price or inventory risk. In addition, we occasionally take measured market risk in connection with our raw materials procurement services by either purchasing raw materials at a fixed price without an immediate corresponding sale order or agreeing to sell raw materials at a fixed price before having procured such materials. The revenues from our raw materials procurement and logistics services appear in the line item “Revenue from Sale of Materials” and the related costs appear in the line item “Cost of Raw Materials Shipments” on our statement of operations. Our earnings are primarily driven by the steel production volumes of our customers rather than by the prices of steel or raw materials. We subtract the Cost of Raw Materials Shipments from Revenue from Sale of Materials, because market prices of the raw materials we procure for and generally concurrently sell to our customers are offset on our statement of operations. By subtracting the Cost of Raw Materials Shipments, we isolate the margin that we make on our raw materials procurement and logistics services, and we are better able to evaluate our performance in terms of the volume of raw materials we procure for our customers and the margin we generate. We refer to this measure as “Revenue After Raw Materials Costs,” which is a non-GAAP financial measure that we believe is critical in order to assess and evaluate our business. For additional information on Revenue After Raw Materials Costs, see “—Key Measures We Use to Evaluate Our Company—Revenue After Raw Materials Costs” below.

The vast majority of our Revenue After Raw Materials Costs and profitability is tied to our customers’ production volumes. Factors that impact a steel mill’s production levels include general economic conditions, North American and global demand for steel, competition and competitive pricing, and the relative strength of the U.S. dollar.

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 22% and 20% of our first quarter 2011 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, internationally. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Asia and the Middle East.

Certain Line Items Presented

Revenue from Sale of Materials. Revenue from Sale of Materials is generated by each of our two operating segments as follows:

•	Our Mill Services Group generates some Revenue from Sale of Materials by buying, processing, and selling scrap for our own account.

•

Our Raw Material and Optimization Group primarily generates Revenue from Sale of Materials through raw materials procurement activities using two alternative transaction models. In the first type we take no title to the materials being procured and we record only our commission as revenue; in the second type, we take title to the material and sell it to a buyer, typically in a transaction where a buyer and seller are matched, and we record Revenue from Sale of Materials for the full value of the material based on the amount we invoice to our customer.

In the first quarter of 2011, approximately 9% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 91% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

Service Revenue. Service Revenue is generated from our two operating segments as follows:

•

Our Mill Services Group generates Service Revenue from the services we provide to customers at their sites. This Service Revenue is generated from a combination of: (1) contractually committed base monthly fees; (2) fees for services based on customer production volumes; and (3) revenue from the sale of steel manufacturing co-products sold for our own account, less a royalty fee paid to the host mill.

•

Our Raw Material and Optimization Group generates Service Revenue by providing our proprietary software-based raw materials cost optimization service, which calculates the lowest cost blend of raw materials necessary to make a customer’s specified chemistry of steel. We typically charge an optimization service fee for each ton of scrap used in steel manufacturing.

In the first quarter of 2011, approximately 98% of our Service Revenue was generated by our Mill Services Group, and approximately 2% of our Service Revenue was generated by our Raw Material and Optimization Group.

Cost of Raw Materials Shipments. The activities that generate Revenue from Sale of Materials also incur Cost of Raw Materials Shipments, and are described as follows:

•

Our Mill Services Group generates Revenue from Sale of Materials by buying, processing and selling scrap for our own account. We record the cost of the purchase of raw materials as Cost of Raw Materials Shipments.

•

Our Raw Material and Optimization Group generates Revenue from Sale of Materials through our raw materials procurement activities. When we arrange to purchase and sell scrap and other raw materials, the cost of such materials purchased and other direct costs including transportation are recorded as Cost of Raw Materials Shipments.

Site Operating Costs. Our Site Operating Costs are highly variable and largely correlated to the volume of steel produced at our customer sites. Site Operating Costs are predominantly incurred by our Mill Services Group and consist of employees’ wages, employee benefits, costs of operating supplies such as fuels and lubricants, repair and maintenance costs and equipment leasing costs.

Selling, General and Administrative Expenses. Our Selling, General and Administrative Expenses consist of labor and related costs of selling and administration, professional fees, insurance costs, management fees, bad debt costs, bank fees and corporate expenses and bonuses.

Depreciation and Amortization. Our consolidated Depreciation consists of depreciation expenses related to property, plant and equipment. Our consolidated Amortization consists of amortization expenses related to finite life intangibles such as environmental permits, customer related intangibles, patents and unpatented technology, in each case recognized on a straight-line basis over the estimated useful life of the asset.

Income (Loss) from Operations. Income (Loss) from Operations consists of Total Revenue less Total Costs and Expenses but does not include Interest Expense, Net.

Key Measures We Use to Evaluate Our Company

In addition to the GAAP line items described above, we also use the following additional financial measures to evaluate and assess our business:

Revenue After Raw Materials Costs. We measure our sales volume on the basis of Revenue After Raw Materials Costs, which we define as Total Revenue minus Cost of Raw Materials Shipments. Revenue After Raw Materials Costs is not a recognized financial measure under GAAP, but we believe it is useful in measuring our operating performance because it excludes the fluctuations in the market prices of the raw materials we procure for and sell to our customers. We subtract the Cost of Raw Materials Shipments from Total Revenue because market prices of the raw materials we procure for and generally concurrently sell to our customers are offset on our statement of operations. Further, in our raw materials procurement business, we generally engage in two alternative types of transactions that require different accounting treatments for Total Revenue. In the first type, we take no title to the materials being procured and we record only our commission as revenue; in the second type, we take title to the materials and sell it to a buyer, typically in a transaction where a buyer and seller are matched. By subtracting the Cost of Raw Materials Shipments, we isolate the margin that we make on our raw materials procurement and logistics services, and we are better able to evaluate our operating performance in terms of the volume of raw materials we procure for our customers and the margin we generate.

Adjusted EBITDA. Adjusted EBITDA is not a recognized financial measure under GAAP, but we believe it is useful in measuring our operating performance. Adjusted EBITDA is used internally to determine our incentive compensation levels, including under our management bonus plan, and it is required, with some additional adjustments, in certain covenant compliance calculations under our senior secured credit facilities. We also use Adjusted EBITDA to benchmark the performance of our business against expected results, to analyze year-over-year trends and to compare our operating performance to that of our competitors. We also use Adjusted EBITDA as a performance measure because it excludes the impact of tax provisions and Depreciation and Amortization, which are difficult to compare across periods due to the impact of accounting for business combinations and the impact of tax net operating losses on cash taxes paid. In addition, we use Adjusted EBITDA as a performance measure of our operating segments in accordance with ASC Topic 280, Disclosures About Segments of an Enterprise and Related Information. We believe that the presentation of Adjusted EBITDA enhances our investors’ overall understanding of the financial performance of and prospects for our business.

Adjusted EBITDA Margin. Adjusted EBITDA Margin is not a recognized financial measure under GAAP, but we believe it is useful in measuring our operating performance. We calculate Adjusted EBITDA Margin by dividing our Adjusted EBITDA by our Revenue After Raw Materials Costs. We use Adjusted EBITDA Margin to measure our profitability and our control of cash operating costs relative to Revenue After Raw Materials Costs.

Capital Expenditures. We separate our Capital Expenditures into two categories: (1) Growth Capital Expenditures and (2) Maintenance Capital Expenditures. We separate our Capital Expenditures between these two categories because it helps us to differentiate between the discretionary cash we invest in our growth and the cash required to maintain our existing business. Growth Capital Expenditures and Maintenance Capital Expenditures are not recognized financial measures under GAAP, but we believe they are useful in measuring our operating performance. We also use these measures as a component in determining our performance-based compensation.

Growth Capital Expenditures relate to the establishment of our operations at new customer sites, the performance of additional services or significant productivity improvements at existing customer sites. We incur Growth Capital Expenditures when we win a new contract. Our Mill Services Group contracts generally require that we acquire the capital equipment necessary to provide the service in advance of receiving revenue from the contract.

We incur Maintenance Capital Expenditures as part of our ongoing operations. Maintenance Capital Expenditures generally include: (1) the cost of normal replacement of capital equipment used at existing customer sites on existing contracts; (2) any additional capital expenditures made in connection with the extension of an existing contract; and (3) any capital costs associated with acquiring previously leased equipment. We generally replace our equipment on a schedule that is based on the operating hours of that equipment. We expect Maintenance Capital Expenditures to be greater in periods where our customers’ production volumes are high, requiring us to operate more hours. Conversely, when our customers are producing less, we would expect fewer operating hours and reduced Maintenance Capital Expenditures.

Free Cash Flow. Free Cash Flow is not a recognized financial measure under GAAP. We calculate Free Cash Flow as our Adjusted EBITDA minus our Maintenance Capital Expenditures, and we believe it is an important measure in analyzing our liquidity. In combination with our available liquidity, we use our Free Cash Flow to assist us in determining our capacity to: (1) invest in Growth Capital Expenditures; (2) finance changes in our working capital, particularly in our raw materials procurement activities; and (3) voluntarily repay portions of our debt obligations. In addition, we use this measure to help determine how efficiently we are managing our assets, and we also use it as a component in determining our performance-based compensation.

Application of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our judgments and estimates in determining our financial condition and operating results. Estimates are based upon information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The most critical accounting policies and estimates are described below.

Revenue Recognition. Revenue includes two categories: (1) Revenue from Sale of Materials and (2) Service Revenue.

Revenue from Sale of Materials is mainly generated by our raw materials procurement business, although it also includes revenue from our Mill Services Group location where we buy, process and sell scrap for our own account. We recognize Revenue from Sale of Materials when title and risk of loss pass to the customer, which is determined by the terms of the sale.

We generate Service Revenue from scrap management, scrap preparation, raw materials optimization, metal recovery and sales, material handling or product handling, slag processing and metal recovery services, surface conditioning and other services. We recognize revenue when we perform the service or when title and risk of loss pass to the buyer.

In our raw materials procurement business, we generally engage in two types of transactions that require different accounting treatment. For certain transactions, we facilitate the purchase or sale of raw materials between a buyer and seller for a volume-based commission. The seller assumes the credit risk after delivery. At no point in the transaction do we take title to or assume the risk of loss of the material. We record only the commission as revenue on these transactions.

For other raw materials procurement transactions, we purchase the material from a seller and sell it to a buyer. In these transactions, we take title to the material and assume the risk of loss for some period of time, usually during transit between the seller and the buyer for F.O.B. destination sales. While we take steps to mitigate credit loss exposure, we also assume credit risk for the full amount billed to the customer. In these transactions, we record Revenue from Sale of Materials for the full value of the material based on the amount we invoice to our customer.

Trade Receivables. We perform ongoing credit evaluations of our customers and generally do not require our customers to post collateral, although we typically require letters of credit or other credit assurances in our raw materials procurement business for international transactions. Account balances outstanding longer than the payment terms are considered past due and provisions are made for estimated uncollectible receivables. Our estimates are based on historical collection experience, a review of the current status of receivables, our judgment of the credit quality of our customer and the condition of the general economy and the industry. Decisions to charge off receivables are based on management’s judgment after consideration of facts and circumstances surrounding potential uncollectible accounts.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost less accumulated depreciation. Costs in connection with business combinations are based on fair market value at the time of acquisition. Major components of certain high value equipment are recorded as separate assets with depreciable lives determined independently from the remainder of the asset. Expenditures that extend the useful lives of existing plant and equipment are capitalized, while expenditures for repairs and maintenance that do not extend the useful lives or improve productivity of the related assets are charged to expenses as incurred. The cost of property, plant and equipment retired or otherwise disposed of and the related accumulated depreciation are removed from our accounts, and any resulting gain or loss is reflected in current operations.

Depreciation of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of assets.

Goodwill and Other Intangible Assets. Goodwill and other indefinite life intangible assets not subject to amortization are recorded at the lower of cost or implied fair value. Finite life intangible assets subject to amortization are recorded at cost less accumulated amortization provided on a straight-line basis over the intangible assets’ estimated useful lives. Goodwill and indefinite life intangibles are evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. ASC Topic 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment evaluation used to identify potential impairment compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired, and the second step of the impairment evaluation is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the evaluation must be performed to measure the goodwill impairment loss, if any. The second step of the evaluation compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess.

Impairment of Long-Lived Assets. Long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment is assessed when the undiscounted expected cash flow derived from an asset is less than its recorded amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment evaluation, the undiscounted cash flow used to assess impairments and the fair value of an impaired asset.

Foreign Currency Translation. The financial statements of our foreign subsidiaries are generally measured using the local currency as the functional currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates.

Health Insurance. We provide health insurance to a portion of our employees through premium-based indemnity plans or nationalized health care plans that may require employer contributions. We provide health insurance to the rest of our employees under a self-insurance plan that uses a third-party administrator to process and administer claims. We have stop-loss coverage through an insurer, in excess of a stated self-insured limit per employee. We maintain an accrual for unpaid claims and claims incurred but not reported. In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were signed into law. We are currently evaluating the impact of this comprehensive legislation on our self-insured health plans and our business, financial condition and results of operations.

Workers’ Compensation. We self-insure our workers’ compensation insurance under a large deductible program. Under this program, the maximum exposure per claim is $1.0 million and stop-loss coverage is maintained for amounts above this limit. The aggregate maximum exposure is limited to a percentage of payroll for each open policy. We accrue for this expense in amounts that include estimates for incurred but not reported claims, as well as estimates for the ultimate cost of all known claims.

Share-Based Compensation. We adopted our Restricted Stock Plan in 2007. Under the plan, 25% of the shares granted vested immediately and the remainder vest in five annual equal installments, on the anniversary of the grant date, so long as the recipient remains an employee. Unvested shares that have not been forfeited will accelerate and become vested upon completion of this offering. ASC Topic 780 requires that share based payments be accounted for at their fair value on the date of grant. We immediately recognized $0.1 million in expense for the shares that vested on the grant date and are recognizing the remaining expense evenly over the five years the remaining shares vest.

Results of Operations

Quarter ended March 31, 2011 compared to Quarter ended March 31, 2010

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Three months ended March 31,		Variances
(dollars in thousands)	2010	2011	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$377,210	$551,126	$173,916	46.1%
Service Revenue	93,463	112,834	19,371	20.7%

Total Revenue	470,673	663,960	193,287	41.1%
Costs and expenses:
Cost of Raw Materials Shipments	363,911	528,726	164,815	45.3%
Site Operating Costs	68,968	84,564	15,596	22.6%
Selling, General and Administrative Expenses	11,939	16,065	4,126	34.6%
Depreciation and Amortization	15,981	14,861	(1,120)	-7.0%

Total costs and expenses	460,799	644,216	183,417	39.8%

Income from Operations	9,874	19,744	9,870	—
Interest Expense, Net	(11,505)	(8,677)	2,828	-24.6%

Income (Loss) Before Income Taxes	(1,631)	11,067	12,698	—
Income Tax Expense	(1,017)	(4,850)	(3,833)	—

Net Income (Loss)	$(2,648)	$6,217	$8,865	—

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$470,673	$663,960	$193,287
Cost of Raw Materials Shipments	(363,911)	(528,726)	(164,815)

Revenue After Raw Materials Costs	$106,762	$135,234	$28,472	26.7%

Mill Services Group:
Total Revenue	$119,558	$159,480	$39,922
Cost of Raw Materials Shipments	(24,220)	(42,398)	(18,178)

Revenue After Raw Materials Costs	$95,338	$117,082	$21,744	22.8%

Raw Material and Optimization Group:
Total Revenue	$351,101	$504,456	$153,355
Cost of Raw Materials Shipments	(339,690)	(486,333)	(146,643)

Revenue After Raw Materials Costs	$11,411	$18,123	$6,712	58.8%

Administrative:
Total Revenue	$14	$24	$10
Cost of Raw Materials Shipments	(1)	5	6

Revenue After Raw Materials Costs	$13	$29	$16

Adjusted EBITDA:
Net Income (Loss)	$(2,648)	$6,217	$8,865
Income Tax Expense	1,017	4,850	3,833
Interest Expense, Net	11,505	8,677	(2,828)
Depreciation and Amortization	15,981	14,861	(1,120)

Adjusted EBITDA	$25,855	$34,605	$8,750	33.8%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$25,406	$30,003	$4,597	18.1%
Raw Material and Optimization Group	7,603	14,680	7,077	93.1%
Administrative	(7,154)	(10,078)	(2,924)	40.9%

	$25,855	$34,605	$8,750	33.8%

Adjusted EBITDA Margin	24.2%	25.6%	1.4%

Revenue from Sale of Materials. Revenue from Sale of Materials was $551.1 million for the first quarter of 2011 compared to $377.2 million for the first quarter of 2010. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $502.7 million or 91% of the Revenue from Sale of Materials in the first quarter of 2011, and $349.4 million or 93% in the first quarter of 2010. The remaining Revenue from Sale of Materials of $48.4 million in the first quarter of 2011 and $27.8 million in the first quarter of 2010 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from Sale of Materials increased 46.1% in the first quarter of 2011 compared to the first quarter of 2010 as the market price and volume of raw materials we procured for our customers increased in response to slightly higher raw steel production in the first quarter of 2011 compared to the same period in 2010. The same increases in market price and volume that contributed to higher Revenue from Sale of Materials, also result in a 45.3% increase in the costs to procure the materials. During the first quarter of 2011, large deep-sea vessel transactions contributed to the increase in Revenue from the Sale of Materials. Though this is a recurring business activity, the first quarter of 2011 results reflect a greater number of shipments and a higher per ton margin than typical as we shipped 0.5 million tons in the quarter compared to 0.3 million tons in the first quarter of 2010. Additionally, our improved margins reflect $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature.

Service Revenue. Service Revenue was $112.8 million in the first quarter of 2011, compared to $93.5 million in the first quarter of 2010. Service Revenue is primarily generated by our Mill Services Group which produced $111.0 million and $91.8 million in the first quarter of 2011 and 2010, respectively. The Mill Services Group accounted for approximately 98% of service revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our service revenue is largely generated on the basis of the volume of steel our customers produce, but includes base monthly fees and tiered pricing arrangements. The steel produced by our customers increased approximately 10% in the first quarter of 2011 compared to the first quarter of 2010. Our Service Revenue increased 20.7%. The increase in service revenue was primarily generated by the increase in raw steel production by our customers. New sites and services also contributed to the increase as we generated $3.4 million in additional revenue from three new international contracts (including one contract which started part way through the first quarter of 2010) and $1.0 million in additional revenue from three new services in North America.

Cost of Raw Materials Shipments. The Cost of Raw Materials Shipments increased 45.3%, due to an increase in the market price and volume of raw materials we procured for our customers in our raw material procurement activities. The average composite price of #1 Heavy Melt Scrap during the first quarter of 2011 was $423 per ton, compared to $319 per ton in the first quarter of 2010.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $21.7 million, or 22.8%, in the first quarter of 2011 compared to the first quarter of 2010. The raw steel produced by customers of our Mill Services Group increased approximately 10% and that increase drove our increase in Revenue After Raw Materials Costs. New sites and services also contributed to the increase as we generated $3.4 million in additional revenue from three new international contracts (including one contract which started part way through the first quarter of 2010) and $1.0 million in additional revenue from three new services in North America.

Additionally, at our location where we buy, process and sell scrap for our own account, we generated $2.0 million of additional Revenue After Raw Materials Costs in the first quarter of 2011 compared to the first quarter of 2010.

The Revenue After Raw Materials Costs for our Raw Material and Optimization group increased $6.7 million or 58.8% to $18.1 million. The volume of raw materials we procured for our customers increased 12% from 2.2 million tons in the first quarter of 2010 to 2.5 million tons in the first quarter of 2011. The per ton margin we generated on our raw material procurement activities was also greater in the first quarter of 2011 than in the first quarter of 2010. During the first quarter of 2011, our Raw Materials and Optimization Group generated $2.8 million of Revenue After Raw Materials Costs from large deep-sea vessel transactions. Though this is a recurring business activity, the first quarter 2011 results reflect a greater number of shipments and a higher per ton margin than typical as we shipped 0.5 million tons in the quarter compared to 0.3 million tons in the first quarter of 2010. Additionally, our improved margins reflect $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. During the first quarter of 2011, the volume of steel produced by our customers increased and, accordingly, we generated 20.7% more Service Revenue than we had in the first quarter of 2010. Site Operating Costs are largely variable, and they increased approximately 22.6% in the first quarter of 2011 compared to the first quarter 2010 as we incurred the additional costs necessary to generate the added revenue. Labor and fringe benefit costs increased $9.0 million, approximately 22%. Fuel and other petroleum based supply costs increased $2.6 million or approximately 39%. The majority of our contracts have a fuel surcharge or inflationary price adjustment mechanism, but such adjustments may occur on a lag so that the adjustments related to increases in fuel prices might not occur until a later time.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the first quarter of 2011 were $16.1 million, compared to $11.9 million in the first quarter of 2010, an increase of $4.1 million or 34.6%. The increase partially resulted from an increase in incentive compensation of $0.7 million. Salaries, wages and fringe benefit costs were also $1.2 million greater in the first quarter of 2011 than in the same period in 2010 due to an increase in our raw material procurement staff as well as increased administrative headcount to support our growing revenue and increasing international opportunities. The first quarter of 2010 included a $0.7 million gain from the sale of equipment and a $0.5 million gain related to insurance reserve estimates of a predecessor company which reduced its selling, general and administrative costs and we do not have similar gains in the first quarter of 2011. Additionally, during an audit that occurred in the first quarter of 2011, we received a preliminary assessment of $0.6 million for value added tax on 2007 and 2008 transactions. We are investigating means to avoid the assessment or recover some portion of the assessment, but we have recorded a charge and a liability related to the assessment until such time as recovery is reasonably assured. We also incurred $0.2 million of additional legal fees related to specific litigation.

Adjusted EBITDA . Adjusted EBITDA for the first quarter of 2011 was $34.6 million compared to $25.9 million for the first quarter of 2010, an increase of $8.8 million or approximately 33.8%. Our results were positively impacted by improvements in North American and international steel production and the continuing impact of our new business development including new mill services contracts and increasing raw material procurement penetration.

Our Mill Services Group’s Adjusted EBITDA increased $4.6 million, approximately 18.1%, to $30.0 million. The steel production volume of the customers of our Mill Services Group increased approximately 10%. New sites and services also contributed to the increase as we generated $0.8 million in additional Adjusted EBITDA from new contracts and services.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased $7.1 million or 93.1%. The increase was driven primarily by increased volume and margins on our raw material procurement activities. The volume of raw materials we procured for our customers increased approximately 12% from 2.2 million tons in the first quarter of 2010 to 2.5 million tons in the first quarter of 2011. We also recorded higher per ton margins on our raw material procurement activities in the first quarter of 2011. During the first quarter of 2011, our Raw Materials and Optimization Group generated $2.8 million of Adjusted EBITDA from large deep-sea vessel transactions. Though this is a recurring business activity, the first quarter 2011 results reflect a greater number of shipments and a higher per ton margin than typical as we shipped 0.5 million tons in the quarter compared to 0.3 million tons in the first quarter of 2010. Additionally, our Adjusted EBTIDA reflects $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature.

Our Administrative net expenses increased $2.9 million or 40.9% in the first quarter of 2011 compared to the first quarter of 2010. The increase was partially caused by a $0.6 million assessment in an audit for value added tax related to 2007 and 2008 transactions and by $0.7 million of additional accruals for incentive compensation due to improved operating performance. Other drivers of the increase included a $0.2 million increase in legal fees related to specific litigation, a $0.5 million non-recurring gain booked in the first quarter of 2010 and labor related costs from new hires of approximately $0.5 million.

Adjusted EBITDA Margin. Our Adjusted EBITDA margin increased from 24.2% in the first quarter of 2010 to 25.6% in the first quarter of 2011. The Adjusted EBITDA margin generated by our Raw Material and Optimization Group in the first quarter of 2011 was approximately 81% compared to approximately 67% in the first quarter of 2010. The increase in the Raw Material and Optimization Group Adjusted EBITDA and Adjusted EBITDA margin drove the overall increase in Adjusted EBITDA margin more than offsetting a reduction in Adjusted EBITDA margin from the Mill Services Group and higher Administrative costs.

Depreciation and Amortization. Depreciation and amortization expense during the first quarter of 2011 was $14.9 million compared to $16.0 million in the first quarter of 2010, a decrease of approximately $1.1 million or 7.0%. The decrease is driven by lower depreciation expense as a result of reduced capital expenditures in 2009 and 2010 compared to the several years prior. Amortization expense for the first quarter of 2010 was comparable to that incurred in the first quarter of 2009.

Interest Expense, Net. Interest Expense, Net for the first quarter of 2011 was $8.7 million, compared to $11.5 million in the first quarter of 2010, a decrease of $2.8 million or 24.6%. $1.5 million of decrease was driven by the decrease in the principal balance and interest rates on our Series 2008 Promissory Notes. $1.0 million of the decrease related to the March 31, 2010 expiration of swap agreements with a higher fixed rate. The remainder of the decrease resulted from a lower average outstanding debt balance and underlying interest rates.

Income Tax Expense. Income Tax Expense for the first quarter of 2011 was $4.9 million or 43.8% of our pre-tax income, compared to a $1.0 million expense or 62.3% of our pre-tax loss in the first quarter of 2010. The Income Tax Expense for the first quarter of 2011 is based on an estimated annual effective rate, which requires us to make our best estimate of forecasted pre-tax income for the year. The estimated effective tax rate for the first quarter of 2011 differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits and other items which are significant relative to forecasted pre-tax income for the year. Income tax expense for the first quarter of 2010 reflected our then projected 2010 annual income, adjusted for valuation allowances on foreign losses and annualized permanent adjustments. The projected permanent adjustments were in aggregate larger than the projected annual pre-tax net loss and created estimated taxable income and a negative effective tax rate.

Recent Developments

Initial Public Offering

Offering details and proceeds

In April 2011 we completed an initial public offering of 12,880,000 shares of our class A common stock. A registration statement relating to these securities (File No. 333-166807) was filed with the Securities and Exchange Commission and declared effective on April 8, 2011. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC were the joint book runners for the initial public offering. On April 19, 2011, we issued and sold 9,200,000 shares of class A common stock and certain of our stockholders sold 2,000,000 shares of class A common stock. The shares were sold at a public offering price of $13.00 per share, with an aggregate public offering price of $145.6 million. The underwriting discount was $0.845 per share, or $9.5 million in total. The initial public offering generated $111.8 million of proceeds to us before expenses and $24.3 million of proceeds to the selling stockholders before expenses. We did not receive any proceeds from the sale of class A common stock by the selling shareholders.

We used $44.0 million of proceeds from the initial public offering to pay off in full our obligations under the series 2008 promissory notes. The remaining proceeds were retained for general corporate purposes.

On April 29, 2011, we completed the sale of an additional 1,680,000 shares of class A common stock pursuant to the underwriters’ overallotment option. The shares were sold at a public offering price of $13.00 per share, with an aggregate public offering price of $21.8 million. After deducting the underwriting discount of $0.845 per share, or $1.4 million in total, we realized $20.4 million of proceeds before expenses.

Through March 31, 2011, we had incurred $2.3 million of incremental costs related directly to the initial public offering. Those costs were recorded as a prepaid asset at March 31, 2011. After deducting the total expenses through March 31, 2011, the initial public offering will have generated net proceeds to us of $129.9 million.

In connection with the initial public offering, our class A preferred stock automatically converted into 23,384,801 shares of class B common stock.

Amendment to certificate of incorporation and stock split

On April 5, 2011, in connection with but prior to our initial public offering, we amended and restated our certificate of incorporation creating two classes of common stock: class A common stock and class B common stock. Our previously-outstanding shares of common stock, including those issued under the restricted stock plan, were converted into shares of class B common stock. The amended and restated certificate of incorporation also provided for a stock split to occur on the date of pricing of the Company’s initial public offering. We priced an initial public offering on April 13, 2011 at $13.00 per share and effectuated a 207.4307-for-one stock split of our common stock.

Restricted Stock Plan grant and accelerated vesting

Also in connection with the initial public offering, we accelerated vesting of the remaining unvested shares under our restricted stock plan. The remaining 53,105 shares of restricted stock that were unvested at the initial public offering, vested upon completion of the initial public offering. As a result of this modification, we recorded a $0.7 million charge in April 2011. We also granted an additional 47,180 shares under the restricted stock plan concurrently with the initial public offering. Those shares vested immediately and we recorded a $0.6 million charge in April 2011 related to the grant.

After our initial public offering, including the related stock split and conversion of series A preferred stock, we had outstanding 12,880,000 shares of class A common stock and 26,375,973 shares of class B common stock.

Long Term Incentive Plan

Also in connection with the IPO, we established our Long Term Incentive Plan and reserved 1,558,170 shares for issuance under that plan. On April 19, 2011, we awarded options to purchase 519,390 shares of class A common stock, subject to vesting conditions, at an exercise price of $13.00 per share, the public offering price.

New and Renewed Contracts

During the first quarter of 2011, our Mill Services Group secured four new long-term contracts and renewed two existing contracts. The four new contracts included one new service at a location where we previously had long term contracts for other services and three contracts for services at new sites. We estimate that the six contracts combined will generate over $87 million of Total Revenue and Revenue After Raw Materials Costs. We estimate that, over an estimated weighted average life of 6.8 years, the four new contracts will generate approximately $63 million in Revenue and Revenue After Raw Materials Costs, almost all of which we expect to be generated outside of the United States and Canada.

The long-term contracts are for a variety of outsourced services at steel mills in Hamilton, Ontario, Canada; Dunkerque, France; Scunthorpe, England; and Beaumont, Texas and for outsourced services for new customers in Monclova, Mexico and Calvert, Alabama.

The scope of the services include metal recovery, scrap management and preparation, material handling, surface conditioning and other services.

The total estimated revenue over the contract lives is based on numerous estimates including the estimated amount of production at the particular steel mill. The actual revenue that will be generated from the contracts will depend on a variety factors many of which we do not control and the actual revenue that we generate from the contracts may differ materially from our estimate.

Liquidity and Capital Resources

On March 31, 2011 we had excess availability under our senior secured ABL facility of $149.3 million and $53.6 million of cash on our balance sheet. Our excess availability consisted of $165.0 million of gross availability, the limit of the facility, less outstanding letters of credit of $15.7 million. We had no outstanding borrowings against our ABL facility. By comparison, on December 31, 2010 we had excess availability under our senior secured ABL facility of $153.6 million and $49.5 million of cash on our balance sheet. Our excess availability consisted of $164.3 million of gross availability, $0.7 million less than the maximum amount of the facility, less outstanding letters of credit of $10.7 million. We had no outstanding borrowings against our ABL facility. In April 2011, we completed an initial public offering generating $132.2 million of proceeds after the underwriters’ discount. $44.0 million of the proceeds was used to pay off in full our obligation under the series 2008 promissory notes. The remaining proceeds were held for general corporate purposes. We believe that cash flow from operations, together with availability under our senior secured ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

The availability under our senior secured ABL facility is capped at the lower of the $165.0 million size of the facility and our borrowing base, consisting of specified percentages of trade receivables and inventory. On March 31, 2011, our accounts receivable and inventory would have supported a borrowing base of $243.6 million if the facility was not capped at $165.0 million.

During the first quarter of 2010, we used $23.4 million of cash on our balance sheet to pay $9.6 million of earned interest and retire $13.8 million of original principal related to our series 2008 promissory notes. The remaining obligation under the series 2008 promissory notes were retired using the proceeds from our April 2011 initial public offering.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in the first quarter of 2011 was $17.1 million compared to cash used by operations of $9.5 million in the first quarter of 2010. Our improved operating performance contributed to the improved cash flow from operations in the first quarter of 2011 as our Adjusted EBITDA increased $8.8 million compared to the first quarter of 2010. Additionally our first quarter 2011 cash flow was favorably effected by working capital items compared to the first quarter of 2010. Working capital items used $8.3 million of cash in the first quarter of 2011 compared to $21.8 million in the first quarter of 2010. In each period, we had a semi-annual interest payment on our senior notes of $10.9 million and we made our annual payment of performance based incentive compensation which amounted to $10.2 million in the first quarter of 2011 and $4.6 million in the first quarter of 2010. Other changes in working capital relate primarily to the timing of collection of accounts receivable and payment of our accounts payable. While we actively work to manage the timing of collections and disbursements, our working capital levels may fluctuate significantly over reporting periods based on the timing of large procurement transactions.

Net cash used in investing activities in the first quarter of 2011 was $12.1 million and consisted primarily of $4.4 million of Growth Capital Expenditures and $7.3 million of Maintenance Capital Expenditures. In the first quarter of 2010, our net cash used by investing activities consisted primarily of $3.8 million of Growth Capital

Expenditures and $5.5 million of Maintenance Capital Expenditures partially offset by $1.1 million of proceeds from the sale of equipment. Generally, our Maintenance Capital Expenditures will vary with our customer production. The schedule of replacements of assets and major components depend on operating hours of the unit, and those hours will vary with our customer production.

Net cash used by financing activities in the first quarter of 2011 was $0.9 million consisting primarily of scheduled repayments of indebtedness. Net cash used by financing activities in the first quarter of 2010 was $3.2 million and consisted primarily of $20.4 million used to make a partial payment of our obligation under the series 2008 promissory notes partially offset by $18.3 million borrowed under our ABL.

Free Cash Flow

During the first quarter of 2011 we generated $27.3 million of Free Cash Flow compared to $20.4 in the first quarter of 2010. We define free cash flow as Adjusted EBITDA less Maintenance Capital Expenditures and it is calculated as follows for the periods indicated (in thousands):

	Quarter ended
	March 31, 2011	March 31, 2010
Adjusted EBITDA	$34,605	$25,855
Maintenance Capital Expenditures	(7,336)	(5,500)

Free Cash Flow	$27,269	$20,355

The increase in Maintenance Capital Expenditures was driven by the increase in our customers’ production, but that increase was outpaced by the increase in Adjusted EBITDA which drove the improvement in Free Cash Flow.

The table below reconciles Free Cash Flow to Cash flow provided by (used in) operating activities, for the periods indicated (in thousands):

	Quarter ended
	March 31, 2011	March 31, 2010
Free Cash Flow	$27,269	$20,355
Maintenance Capital Expenditures	7,336	5,500
Cash interest expense	(12,499)	(16,946)
Cash income taxes	(205)	(715)
Change in accounts receivable	(77,094)	(74,782)
Change in inventory	(20,118)	(27,881)
Change in account payable	100,108	86,929
Change in other current assets and liabilities	(6,760)	5
Other operating cash flows	(954)	(1,917)

Net cash provided by (used in) operating activities	$17,083	$(9,452)

Working Capital

Our current assets and liabilities, particularly our accounts receivable, inventory and accounts payable, vary significantly with changes in underlying business conditions including the volume and price of raw materials we procure for our customers. The volume and per ton price of the raw materials we buy from our vendors and sell to our customers will impact our Revenue from the Sale of Materials and our Cost of Raw Materials shipments. The same factors will typically impact our accounts receivable, inventory and accounts payable in comparable fashion. The chart below shows the weighted average price of #1 Heavy Melt Scrap based on published prices of the commodity weighted by our monthly volume of raw materials shipments.

	2008	2009	2010	Q1 - 2010	Q1 - 2011
Weighted average per ton price of #1 Heavy Melt Scrap	$384	$209	$332	$322	$423

In 2010 and continuing into the first quarter of 2011 as the selling price of scrap increased, as well as the volume we procured for our customers, we experienced increases in Revenue from the Sale of Materials and our Cost of Raw Materials Shipments. As we would expect, we saw corresponding increases in inventory, accounts receivable and accounts payable. We generally expect that those increases will have offsetting effects and that any resulting impact to cash flows is temporary and not material. However, because of the purchasing scale of our raw material procurement business, changes in the timing of collection of receivables or payment of accounts payable can have significant, albeit temporary, impacts on our cash flow from operations in a period.

Additionally, because our accounts receivable and inventory comprise the collateral for our senior secured ABL facility, changes in those balances may affect the amount we are eligible to borrow under such facility. In periods when the volume and selling price of the raw materials we procure for our customers increase, we will usually experience increased accounts receivable and inventory balances and the amount available to be borrowed under the senior secured ABL facility may increase. Likewise, in periods when the volume and selling price of raw materials we procure for our customers decrease, we will usually experience decreased accounts receivable and inventory balances and the amount available to be borrowed under the senior secured ABL facility may decrease.

During the first quarter of 2011, our accounts receivable increased $77.1 million, or 37% and our inventory increased $20.1 million, or 52%. The cash invested in these working capital assets was offset through an increase in accounts payable of $100.1 million, or 49%. There increases in theses balances reflected increased volume and selling prices of the raw materials we procured for our customers during the first quarter of 2011; there were no significant impacts from collectability or valuation issues. During the first quarter of 2011, our accrued expenses decreased $14.5 million as we made a $10.9 million semi-annual interest payment and our annual incentive based compensation payment of $10.2 million.

Working capital movements during the first quarter of 2010 were similar to those we experienced during the first quarter of 2011. During the first quarter of 2010, our accounts receivable increased $74.8 million, or 45% and our inventory increased by $28.1 million, or 89%. The cash invested in these items was partially offset by an increase in accounts payable of $86.9 million, or 56%. As in the first quarter of 2011, the increases were driven by increases in Total Revenue and Cost of Raw Materials Shipments which were the result of increased volumes and underlying material prices in our raw material procurement activities.

Forward Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies, estimates of future global steel production and other market metrics and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Quarterly Report, the words “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances.

Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

•

North American and global steel production volumes and demand for steel are impacted by regional and global economic conditions and by conditions in key steel end-markets, including automotive, consumer appliance, industrial equipment and construction markets;

•	we rely on a number of significant customers and contracts, the loss of any of which could have a material adverse effect on our results of operations;

•	some of our operations are subject to market price and inventory risk arising from changes in commodity prices;

•	if we fail to make accurate estimates in bidding for long-term contracts, our profitability and cash flow could be materially adversely affected;

•	operating in various international jurisdictions subjects us to a variety of risks;

•	our international expansion strategy may be difficult to implement and may not be successful;

•

our business involves a number of personal injury and other operating risks, and our failure to properly manage these risks could result in liabilities not fully covered by insurance and loss of future business and could have a material adverse effect on results of operations;

•

we are subject to concentrated credit risk and we could become subject to constraints on our ability to fund our planned capital investments and/or maintain adequate levels of liquidity and working capital under our senior secured ABL facility as a result of concentrated credit risk, declines in raw material selling prices or declines in steel production volumes;

•

if we experience delays between the time we procure raw materials and the time we sell them, we could become subject to constraints on our ability to maintain adequate levels of liquidity and working capital;

•	our estimates of future production volumes may not result in actual revenue or translate into profits;

•	counterparties to agreements with us may not perform their obligations;

•	exchange rate fluctuations or decreases in exports of steel may materially adversely impact our business;

•	an increase in our debt service obligations may materially adversely affect our earnings and available cash and could make it more difficult to refinance our existing debt;

•

the terms of our credit facilities and senior subordinated notes may restrict our current and future operations, particularly our ability to finance additional growth or take some strategic or operational actions;

•	we expend significant funds and resources to embed ourselves at our customers’ sites, but we may not receive significant profits for a period of time following such efforts;

•	increases in costs of maintenance and repair of our equipment or increases in energy prices could increase our operating costs and reduce profitability;

•

higher than expected claims under our self-insured health plans, under which we retain a portion of the risk, and our large deductible workers’ compensation program could materially adversely impact our results of operations and cash flows;

•	we are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers;

•	our pension and other post-employment benefit plans are currently underfunded or unfunded and we have to make cash payments, which may reduce the cash available for our business;

•	higher than expected claims that are in excess of the amount of our coverage under insurance policies would increase our costs;

•	equipment failure or other events could cause business interruptions that could have a material adverse effect on our results of operations;

•

we are subject to acquisition risks. If we are not successful in integrating companies that we acquire or have acquired, we may not achieve the expected benefits and our profitability and cash flow could suffer. In addition, the cost of evaluating and pursuing acquisitions may not result in a corresponding benefit;

•	our business is subject to environmental regulations that could expose us to liability, increase our cost of operations and otherwise have a material adverse effect on our results of operations;

•	failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences;

•	we may see increased costs arising from health care reform;

•	rapidly growing supply in China and other developing economies may grow faster than demand in those economies, which may result in additional excess worldwide capacity and falling steel prices;

•	a downgrade in our credit ratings could make it more difficult for us to raise capital and would increase the cost of raising capital;

•	we face significant competition in the markets we serve;

•	we may not be able to sustain our competitive advantages in the future;

•	the future success of our business depends on retaining existing and attracting new key personnel;

•

future conditions might require us to make substantial write-downs in our assets, including requiring us to incur goodwill impairment charges, which could materially adversely affect our balance sheet and results of operations;

•	we may be subject to potential asbestos-related and other liabilities associated with former businesses;

•	certain of our operations are dependent on access to freight transportation;

•	our tax liabilities may substantially increase if the tax laws and regulations in the jurisdictions in which we operate change or become subject to adverse interpretations or inconsistent enforcement;

•	increased use of materials other than steel may have a material adverse effect on our business;

•	regulation of greenhouse gas emissions and climate change issues may materially adversely affect our operations and markets; and

•	if we fail to protect our intellectual property and proprietary rights adequately or infringe the intellectual property of others, our business could be materially adversely affected.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. We assume no obligation to update any forward-looking statements after the date of this Quarterly Report as a result of new information, future events or developments except as required by federal securities laws.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks

Certain statements we make under this “Quantitative and Qualitative Disclosures About Market Risk” section constitute “forward-looking statements.” See “Forward-Looking Statements.”

We do not carry market risk sensitive instruments for trading purposes, but we are exposed to the impact of interest rate and commodity price changes and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure changes in interest rates on our variable rate debt using financial instruments we deem appropriate.

Inflation and Changing Prices

Other than the impact of rising fuel costs, we believe that inflation did not have a material impact on our consolidated results of operations during the last three fiscal years because inflation rates generally have remained at relatively low levels during the periods presented. Our customer contracts typically provide for price adjustments based on published indices, which pass defined increases or decreases in key operating costs through to our customers and have the effect of reducing our exposure to inflation.

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $158.4 million at March 31, 2011 and a $165.0 million variable rate, asset-based, revolving line of credit. At March 31, 2011, we had no draw on the revolving line of credit. Assuming no changes in variable rate borrowings from the amounts outstanding at March 31, 2011, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $1.5 million. However, as part of our overall strategy to reduce the volatility associated with variable rate debt, we are party to swap agreements with notional amounts totaling $80.0 million locking in fixed LIBOR averaging 2.25% from April 1, 2010 to March 31, 2012. Factoring in the impact of the swap agreements, which reduce our overall exposure to changes in underlying variable interest rates, a hypothetical 1.0% change in underlying interest rates would change our annual Interest Expense and cash flow from operations by approximately $0.8 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the first quarter ended March 31, 2011, we derived approximately 73.7% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, the Trinidad/Tobago dollar and the New Taiwan dollar. For the first quarter ended March 31, 2011, we generated approximately $4.9 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $0.5 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

Commodity Risk

Our operations, which include raw materials procurement, logistics and processing for our customers, have limited raw materials price risk. In general, we carry little inventory relative to our sales volume, although we do maintain some inventory at our scrap processing and other locations. In addition, we occasionally take measured market risk in connection with our raw materials procurement services by either purchasing raw materials at a fixed price without an immediate corresponding sale order or agreeing to sell raw materials at a fixed price before having procured such materials. As a result, we have some exposure to changes in raw material prices, but we believe that this exposure is typically not material to us.

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $9.3 million in fuel and other petroleum-based supplies costs for the first quarter ended March 31, 2011. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $3.7 million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2011 would likely change the indices used to calculate the 2012 price adjustment mechanism.

Item 4.	Controls and Procedures

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

The Company is controlled by Onex Partners II LP, an affiliate of Onex Corporation, a public company listed on the Toronto Stock Exchange, and, therefore, is required to maintain internal controls over financial reporting as required by applicable Canadian regulations.

PART II—Other Information

Item 1A.	Risk Factors

North American and global steel production volumes and demand for steel are impacted by regional and global economic conditions and by conditions in our key end markets, including automotive, consumer appliance, industrial equipment and construction markets.

Global steel production volumes and the demand for steel in North America and worldwide are impacted by, and will continue to be impacted by, global economic conditions and conditions in key end markets, including automotive, consumer appliance, industrial equipment and construction markets. We derive a substantial portion of our Revenue After Raw Materials Costs from providing services to North American steel mills. Our Revenues After Raw Materials Costs and earnings are primarily driven by the volume of steel production at our customers’ mills; accordingly, declines in our customers’ production volumes have a direct negative impact on our Revenue After Raw Materials Costs and other results of operations.

Many factors may materially adversely affect production by our steel customers, including, but not limited to:

•

decreases in demand for steel or failure of demand to increase to the extent forecasted, particularly in key end markets, including automotive, consumer appliance, industrial equipment and construction markets;

•	failure of the economy to fully recover from the recession that commenced in 2008, or the advent of any future recessions; and

•

increases in imports of steel that may result in an oversupply of steel in North America, our largest market, and may displace our North American customers’ steel production, including increases resulting from changes in currency rates, import tariffs or other trade regulations.

We cannot predict the impact of global economic conditions and conditions in key steel end markets, such as automotive, consumer appliance, industrial equipment and construction markets, on the demand for and production of steel in North America and worldwide.

During a material economic downturn in the steel industry or due to company-specific events, some of our customers could experience financial difficulties and close operations or significantly decrease production permanently or for an extended period at sites that we service. The resulting decrease in business volumes could result in a decreased need for our services and materially adversely impact our business, financial condition, results of operations and cash flows. For example, during the first half of 2009, many of our customers significantly reduced or altogether stopped producing steel at certain facilities.

We rely on a number of significant customers and contracts, the loss of any of which could have a material adverse effect on our results of operations.

For the twelve months ended March 31, 2011, our largest customer, United States Steel (together with its affiliates), accounted for approximately 27% of our Revenue After Raw Materials Costs, and our top 10 customers accounted for 81% of our Revenue After Raw Materials Costs. A reduction in activity by a customer at one or more sites that we service (or its decision to idle or permanently close any customer site we service) would reduce the revenue we receive from such customer at those sites. A loss of a significant customer or the partial loss of a customer’s business through the termination or non-renewal of one of its significant contracts with us, or temporary or permanent shut down of one or more sites, could have a material adverse effect on our revenue and other results of operations. In general, our contracts are not terminable without cause. However, certain of our contracts, including contracts with our largest customers, contain provisions providing for the right to terminate for convenience through the payment of significant scheduled termination fees based on the remaining terms of the contracts. Further, notwithstanding our contractual rights, we may not have an effective remedy if one of our largest customers attempts to unilaterally change the terms in our contracts.

In addition, because our business is conducted under long-term contracts (often servicing the same steel company under separate, site-specific or service-specific contracts) and is highly dependent on business relationships, it could be very difficult to replace a current customer or contract with a new customer or contract. Even if we were to replace a significant customer or contract, we might not be able to find another customer or enter into a replacement contract that would provide us with comparable revenue. We may lose significant customers or contracts in the future, and any resulting losses could materially adversely affect results of operations. Contracts and contract renewals we enter into in the future may not include tiered pricing structures and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations.

Some of our operations are subject to market price and inventory risk arising from changes in commodity prices.

Although significant portions of our operations are more sensitive to changes in the volume of steel production than to changes in prices, certain of our operations subject us directly to price and/or inventory risk. In particular:

•	we routinely maintain a limited quantity of unsold scrap inventory;

•

there are occasions when we may purchase quantities of raw materials in excess of immediate sales commitments. Similarly, we may have contractual commitments to provide certain raw materials to customers without a corresponding right to purchase all of the materials required to fulfill our commitment;

•	we typically have the right to sell for our own account, subject to royalty payments to the host mill, slag and certain other co-products under our contracts; and

•	we generate a portion of our revenue in our raw materials procurement activities from procurement fees that can be influenced by changes in prices, market conditions and competition.

Our global raw materials procurement business is structured such that our purchases of raw materials are typically matched with customer orders, which minimizes inventory and price risk. However, we will from time to time take measured positions in raw materials inventory or experience a delay between the time all or a portion of the raw materials are purchased or sold by us and the time the raw materials are matched to customer purchase or sale orders. As a result, we may be subject to losses arising from changes in commodity prices.

If we are unable to manage inventory or price risk, our results of operations and profitability could be materially adversely affected.

If we fail to make accurate estimates in bidding for long-term contracts, our profitability and cash flow could be materially adversely affected.

The majority of our Revenue After Raw Materials Costs is derived from customers’ sites where we have long-term contracts that typically have a term of five to 10 years. When bidding for a job, we are required to estimate the amount of production at a particular steel mill and the costs of providing services at that mill. In general, the higher the estimated volume of steel production at a customer site, the lower the unit price per volume of product handled or service provided that we can offer. Other estimates that will determine the unit price per volume that we can offer include local labor, transportation and equipment costs. If our volume estimates for a contract ultimately prove to be too high, or our cost estimates prove to be too low, our profitability and cash flows under that contract will be adversely affected.

Operating in various international jurisdictions subjects us to a variety of risks.

We currently operate in 14 countries, and during 2010 we derived approximately 19% of our Revenue After Raw Materials Costs from providing services and products to steel mills outside of North America. Due to the extensive diversification of our international operations, we are subject to a higher level of risk than some other companies relating to international conflicts, wars, internal civil unrest, trade embargoes and acts of terrorism. As we expand internationally, we will further become exposed to a variety of risks that may materially adversely affect results of operations, cash flows or financial position. These include the following:

•	periodic economic downturns in the countries in which we do business;

•	fluctuations in currency exchange rates;

•	customs matters and changes in trade policy or tariff regulations or other impositions of export restrictions;

•	imposition of or increases in currency exchange controls and hard currency shortages;

•	changes in regulatory requirements in the countries in which we do business;

•	labor relations and works’ council and other labor requirements;

•	higher tax rates and potentially adverse tax consequences, including restrictions on repatriating earnings, adverse tax withholding requirements and double taxation;

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations;

•	political, economic and social instability, civil unrest, terrorism and armed hostilities in the countries in which we do business;

•	risk of nationalization of steel mills and/or cancellation of our contracts without adequate remedy;

•	inflation rates in the countries in which we do business;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met;

•

risks arising from having our employees and equipment embedded at customer sites, such as risks relating to our ability to access or retrieve our equipment in the event a customer enters into an insolvency proceeding; and

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If we are unable to successfully manage the risks associated with our increasingly global business, our financial condition, cash flows and results of operations may be materially adversely affected.

Our international expansion strategy may be difficult to implement and may not be successful.

Beginning in 2006, we implemented a number of international initiatives to expand our global footprint to countries that we do not serve throughout Europe, Latin America and Asia. We cannot assure you that outsourcing will become a prevalent practice in these developing countries or that our initiatives will be successful. If we are able to expand into new international markets, we will further become exposed to a variety of risks and uncertainties that may materially adversely affect our results of operations, cash flows or financial position. These include all of the risks and uncertainties that we are currently exposed to in connection with our existing international operations, as well as risks and difficulties inherent in expanding to new jurisdictions, such as establishing new relationships and conducting business in legal and cultural climates with which we have limited or no experience. Furthermore, the success of our international growth strategy depends on our ability to attract key management with business contacts and favorable reputations in our target markets. We will also incur additional costs and expenses in connection with our efforts to execute an international growth strategy, and we cannot assure you that we will be profitable or successful in expanding our operations into new international markets. If we are unable to successfully manage the risks associated with the expansion of our operations into new international markets, our financial condition, cash flows and results of operations may be materially adversely affected.

Our business involves a number of personal injury and other operating risks, and our failure to properly manage these risks could result in liabilities and loss of future business not fully covered by insurance, and could have a material adverse effect on results of operations.

Our business activities involve certain operating hazards that can result in personal injury and loss of life, damage and destruction of operating equipment, damage to the surrounding areas, interruption or suspension of operations at a customer site and loss of revenue and future business. Under certain circumstances, we may be required to indemnify our customers against such losses even though we may not be at fault. While we have in place policies to minimize the risk of serious injury or death to our employees or other visitors to our operations, we may nevertheless be unable to avoid material liabilities for any such death or injury that may occur in the future, and these types of incidents may have a material adverse effect on our financial condition. Although we believe that we maintain adequate insurance against these risks, there can be no assurance that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain adequate insurance protection. A successful claim for damage resulting from a hazard for which we are not fully insured could materially adversely affect our results of operations. In addition, if a customer concluded that we were responsible for an accident at one of our customer sites that resulted in significant losses to them and/or an interruption or suspension of their operations, we could lose such customer’s business. Moreover, such events may adversely affect our reputation in the steel industry, which may make it difficult to renew or extend existing contracts or gain new customers.

We are subject to concentrated credit risk and could become subject to constraints on our ability to fund our planned capital investments and/or maintain adequate levels of liquidity and working capital under our senior secured ABL facility as a result of concentrated credit risk, declines in raw material selling prices or declines in steel production volumes.

As of March 31, 2011, our largest customer, United States Steel (together with its affiliates), accounted for 28% of our accounts receivable, and our top 10 customers accounted for 60% of our accounts receivable. We are party to multiple long-term contracts with many of our customers, including a number of contracts with United States Steel and its affiliates. Our relative concentration of significant customers, combined with the risk of customer financial difficulties and resulting impacts on us as described above, exposes us to concentrated credit risk or the risk of reduced borrowing capacity under our senior secured ABL facility. Further consolidation among any of the steel industry’s larger companies, many of which are our customers, could further increase the concentration of credit risk we face.

If our customers suffer significant financial difficulty, they also may not pay us for work we perform or the products we procure, which could have a material adverse effect on our results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely impact our Revenue After Raw Materials Costs and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely impact our ability to collect receivables, the valuation of inventories and the valuation of long-lived assets of our business, as well as negatively affect the forecasts used in performing our goodwill impairment testing under FASB ASC Topic 350, Goodwill and Other Intangible Assets. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, depressed steel production could weaken demand for raw materials and result in reduced selling prices. While declines in raw material prices tend not to have a significant impact on our Adjusted EBITDA as they would tend to reduce both our revenue and our cost of raw materials roughly equally, declines in raw material prices will cause related declines in our accounts receivable and inventory balances, which form the collateral base for our senior secured ABL facility. While we cannot predict the level of any such further declines in the value of our collateral or the degree to which such declines would decrease availability under our senior secured ABL facility, these events could combine to constrain our ability to fund additional capital investments and maintain adequate levels of liquidity and working capital.

If we experience delays between the time we procure raw materials and the time we sell them, we could become subject to constraints on our ability to maintain adequate levels of liquidity and working capital.

Our global raw materials procurement business is structured such that our purchases of raw materials are typically matched with customer orders, which minimizes inventory and price risk. However, we will from time to time take measured positions in raw materials inventory or experience a delay between the time all or a portion of the raw materials are purchased or sold by us and the time the raw materials are matched to customer purchase or sale orders. As a result, our ability to fund additional capital investments and maintain adequate levels of liquidity and working capital could become constrained and this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our estimates of future production volumes may not result in actual revenue or translate into profits.

We have estimated future production volumes on the basis of our past experience under our existing customer relationships and the length of the terms of our existing contracts. However, such projected volumes may not be realized as revenue or, if realized, may not result in profits. As of March 31, 2011, and based on production volumes for the twelve months ended March 31, 2011 and remaining contract terms, we estimate that our existing multi-year contracts will generate approximately $1.7 billion in future Revenue After Raw Materials Costs. These estimates are based on assumptions that may prove to be incorrect. Accordingly, investors should not place undue reliance on such estimates. Cancellation of contracts or other changes by our customers could significantly reduce the revenue and profit we actually receive from our contracts. In the event of a cancellation, we may be reimbursed for certain costs, but we typically have limited contractual rights to revenue for services not yet performed. Our customers’ future requirements and our estimates may prove to be unreliable. If our estimates of future production volumes fail to materialize, we could experience a reduction in revenue after materials costs and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

Counterparties to agreements with us may not perform their obligations.

We enter into agreements with various counterparties for the procurement of raw materials and provision of services. In the event of non-performance by a counterparty of its obligations under such contracts, we could incur losses as a result of our counterparty’s non-performance or otherwise incur costs in seeking the enforcement of our agreements. For example, a buyer of raw materials from our Raw Material and Optimization Group may seek to avoid its obligations if the cost of raw materials decreases significantly between the time of the order and fulfillment.

Exchange rate fluctuations or decreases in exports of steel may materially adversely impact our business.

Fluctuations in foreign exchange rates between the U.S. dollar and the other currencies in which we conduct business may materially adversely impact our operating income and income from continuing operations in any given fiscal period. Our operations in the United States accounted for approximately 75% of both our Revenue After Raw Materials Costs and Adjusted EBITDA for the year ended December 31, 2010. An increase in the value of the U.S. dollar relative to the foreign currencies in which we earn our revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. Fluctuations in foreign exchange rates or decreases in exports of steel, including decreases resulting from the imposition of significant export restrictions, could also have an impact on demand for steel, the volume of global steel production and steel production in North America, as well as affect scrap pricing and procurement costs. If the exchange rates for foreign currencies change materially in relation to the U.S. dollar, our financial position, results of operations, or cash flows may be materially affected.

An increase in our debt service obligations may materially adversely affect our earnings and available cash and could make it more difficult to refinance our existing debt.

Our credit facilities include a senior secured ABL facility, a senior secured term loan credit facility and a senior secured synthetic letter of credit facility. As of March 31, 2011, our gross availability under the senior secured ABL facility was $165.0 million and we had no borrowings outstanding. Also on that date, $15.7 million face amount of letters of credit were issued against our senior secured ABL facility and $10.8 million face amount of letters of credit were issued under the senior secured synthetic letter of credit facility. Our subsidiary, Tube City IMS Corporation, issued senior subordinated notes due February 1, 2015, which are unsecured obligations subordinated in right of payment to all of Tube City IMS Corporation’s and its subsidiaries’ existing and future senior indebtedness but senior in right of payment to any future subordinated obligations. In addition, in November 2008, we began issuing series 2008 promissory notes to affiliates of Onex, members of our board of directors, management team and certain other employees. As of March 31, 2011, the aggregate amount outstanding in respect of the senior subordinated notes and the series 2008 promissory notes was $223.0 million and $42.2 million, respectively. Subsequent to March 31, 2011, on April 19, 2011, we redeemed in full the series 2008 promissory notes with a portion of the net proceeds of our initial public offering.

To secure amounts outstanding under our credit facilities, substantially all of the assets of our operating subsidiaries are pledged as security to the lenders. We expect to be able to repay the balance of our indebtedness and meet our other obligations through cash generated from operations. However, we may need to obtain new credit arrangements and other sources of financing in order to meet our future obligations and working capital requirements and to fund our future capital expenditures. Our ability to repay our outstanding debt and to fund our capital expenditures and other obligations depends on our successful financial and operating performance. Our ability to refinance our outstanding debt depends not only on our successful financial and operating performance, but also on the availability of funds from credit markets. There is no assurance that we will be able to refinance our debt on terms similar to those of our existing facilities.

An increase in our debt service obligations could materially adversely affect our earnings. Our debt service obligations could increase as a result of an increase in the amount outstanding under our senior secured ABL facility or by incurring new credit arrangements. Our debt service obligations could also increase as a result of an increase in interest rates. In addition, our senior secured ABL facility contains a consolidated fixed charge coverage covenant pursuant to which our fixed charge coverage ratio is not permitted to be less than 1.0 to 1.0 during any period where our excess availability under this facility is less than $15.0 million.

The terms of our credit facilities and senior subordinated notes may restrict our current and future operations, particularly our ability to finance additional growth or take some strategic or operational actions.

Our credit facilities are secured by substantially all of the assets of our operating subsidiaries and contain, and any future refinancing or additional debt instruments likely would contain, significant operating and financial restrictions. In addition, the indenture governing the senior subordinated notes contains customary affirmative and negative covenants. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Among other things, the agreements limit our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	make loans and investments;

•	enter into sale and leaseback transactions;

•	incur liens;

•	declare or pay dividends or make other distributions, or repurchase or redeem capital stock or other equity interests;

•	enter into transactions with affiliates;

•	sell assets or merge with or into other companies; and

•	make capital expenditures.

In addition, we may from time to time seek to refinance all or a portion of out debt or incur additional debt in the future. Any such future debt or other contracts could contain covenants more restrictive than those in our senior secured credit facilities and the indenture governing our senior subordinated notes. If we fail to satisfy our covenants, we will not be able to borrow under our senior secured credit facilities, and the lenders under our credit facilities could accelerate our debt and require immediate payment.

We expend significant funds and resources to embed ourselves at our customers’ sites, but we may not receive significant profits for a period of time following such efforts.

The development or expansion of our operations at our customer sites may involve a multi-year payback cycle. Depending on the scope of services that we provide, we could expend significant funds and resources in connection with newly-added sites or services before such efforts result in any significant profits. We refer to these funds as Growth Capital Expenditures. We continue to review possible opportunities for establishing operations at new customer sites that will generate additional profits, but those opportunities, particularly with respect to scrap handling, slag processing and surface conditioning also require significant Growth Capital Expenditures. While we typically make the bulk of our Growth Capital Expenditures after we enter into a final binding contract, we may make certain Growth Capital Expenditures during negotiations of the terms of a final binding contract and may not recover the Growth Capital Expenditures or realize any returns if no final contract is entered into.

Increases in costs of maintenance and repair of our equipment or increases in energy prices could increase our operating costs and reduce profitability.

We incur significant maintenance expenses and Maintenance Capital Expenditures in connection with maintaining, repairing and replacing our mobile heavy equipment, including steel slab carriers, large earth moving front-end loaders/track loaders, pot carriers, pallet carriers, hydraulic/cable cranes, large off-highway trucks, magnetic separating and processing plants, surface conditioning machines and other equipment. These costs vary from year to year, and if such costs were to be higher than anticipated we could be required to incur significant expenses and make significant Maintenance Capital Expenditures, which could have a material adverse affect on our operating income, cash flows and results of operation. In addition, worldwide political and economic conditions and extreme weather conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for us specifically. We consume approximately eight to 11 million gallons of diesel fuel annually. To the extent that such costs cannot be passed to customers in the future on a timely basis or at all, whether as a result of contractual price adjustment mechanisms or otherwise, operating income and results of operations may be materially adversely affected.

Higher than expected claims under our self-insured health plans, under which we retain a portion of the risk, and our large deductible workers’ compensation program could adversely impact our results of operations and cash flows.

We self-insure our employees’ health insurance using a third-party administrator to process and administer claims. We have stop-loss coverage through an insurer that covers claim payments exceeding $175,000 per employee per year subject to a yearly aggregate deductible of $155,000. We maintain accruals for unpaid claims and claims incurred but not reported based on internal analysis of claims experience and actuarial calculations.

We also insure our workers’ compensation obligations under our large deductible workers’ compensation program. Under this program, the maximum exposure per claim is $1.0 million and stop-loss coverage is maintained for amounts above this limit. The aggregate maximum exposure is limited to a percentage of payroll for each open policy. We accrue for this expense in amounts that include estimates for incurred but not reported claims, as well as estimates for the ultimate cost of all known claims. We do not have funds on deposit with any third-party insurance company administering self-funded retentions, but we do secure these obligation with letters of credit.

At March 31, 2011, we had recorded liabilities of $4.2 million related to both asserted and unasserted health insurance and workers’ compensation claims. If actual claims are higher than those projected by management, an increase to our reserves for health insurance and workers’ compensation claims may be required and would be recorded as a charge to income in the period in which the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to our insurance reserves may be required and would be recorded as a reduction to expense in the period in which the need for the change was determined.

We are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers.

As of March 31, 2011, approximately 47% of our North American hourly employees are covered by 30 collective bargaining agreements. Labor agreements with these unions expire periodically through April 2016. Approximately 11% of our North American hourly employees are covered by collective bargaining agreements that expire before March 31, 2012. Our negotiations of new labor agreements with our union employees are time-consuming and subject to many factors outside of our control, and we may not be successful in such negotiations. Each regularly scheduled negotiation of labor agreements may result in increased labor costs. If we are unable to negotiate new terms with our unionized labor successfully as their contracts become due, we could experience a work stoppage, which could materially adversely impact our results of operations or, in the worst case scenario, lead to the termination of contracts with one or more of our significant customers.

In addition, many of our customers have employees who are members of trade unions. Because our Service Revenue is primarily derived from steel mill production, a prolonged work stoppage or frequent work stoppages in our customers’ mills could cause a decline in production and a reduction in our revenue, profitability and cash flow.

We maintain strike interruption insurance coverage for certain of our sites to help protect us in the event of a labor stoppage by a customer’s union, but such insurance may not cover our losses or our losses may be in excess of our insurance coverage.

Our pension and other post-employment benefit plans are currently underfunded or unfunded and we have to make cash payments, which may reduce the cash available for our business.

As of December 31, 2010, the date the assets and liabilities of our plans were last actuarially computed, our pension plans were underfunded by a total of $5.6 million. We have made cash payments of approximately $2.3 million to the underfunded pension plans during the year ended December 31, 2010, which consists primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. The funded status of the plans may be adversely affected by the investment experience of the plans’ assets in both the United States and Canada, by any changes in the law either in the United States or Canada, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. Accordingly, if the performance of our plans’ assets does not meet our expectations, if there are changes to the U.S. Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.

In addition, we have contractual obligations pursuant to collective bargaining agreements to make payments for employees and could be required to provide additional benefits based on changes in participation in union defined benefit plans.

We also have certain post-employment benefit plans that provide health care benefits primarily to retired employees. The plans are not funded; we pay post-employment benefits as required for individual participants. During the year ended December 31, 2010, we paid $0.3 million of benefits under these plans and as of December 31, 2010, the date the liabilities were last actuarially computed, the plans’ liabilities totaled $6.6 million. If health care costs or other actuarial assumptions differ from our expectations, future benefit payments under these plans could be greater than anticipated.

Higher than expected claims that are in excess of the amount of our coverage under insurance policies would increase our costs.

While we maintain insurance policies to provide us with protection against a variety of contingencies, including general liability, workers’ compensation, property, automobile and directors and officers liability, we cannot assure you that the amount of such insurance will be sufficient to cover all liabilities we incur. If actual claims are in excess of the amount of insurance coverage that we have under these insurance policies, we would experience an increase in costs which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Equipment failure or other events could cause business interruptions that could have a material adverse effect on our results of operations.

Our steel production support services depend on critical pieces of mobile heavy equipment, including steel slab carriers, large earth moving front-end loaders/track loaders, pot carriers, pallet carriers, hydraulic/cable cranes, large off-highway trucks, magnetic separating and processing plants, surface conditioning machines and other equipment. Such equipment may, on occasion, be out of service as a result of unanticipated failures, fires, explosions or adverse weather conditions. Due to the embedded nature of our operations, it may be expensive or impractical to relocate our assets and employees in the event of such service interruptions. In addition, unexpected equipment failures by our customers or our customers’ other vendors might result in temporary shutdowns or interruptions in their operations that, in turn, might result in reduction of the services we provide to these customers. We may also encounter business interruptions as a result of weather, blackouts and other catastrophic events. We also rely on various computer systems and software, including purchasing programs and enterprise resource programs, the failure of which to function properly could result in significant disruptions or other losses. Particularly as we grow and expand geographically, our equipment and systems may be costly to upgrade or repair. Because the significant majority of our Service Revenue and Revenue After Raw Materials Costs derives from volume of materials processed, business interruptions can have a material adverse effect on our results of operations.

Although we maintain business interruption insurance, any recovery under this insurance coverage may not fully offset the lost Revenue After Raw Materials Costs or increased costs that we may experience during the disruption of operations. In addition to the lost revenue that may not be recoverable through insurance, longer-term business disruption could result in a loss of customers. If this were to occur, future sales levels, and, therefore, our profitability could be materially adversely affected.

We are subject to acquisition risks. If we are not successful in integrating companies that we acquire or have acquired, we may not achieve the expected benefits and our profitability and cash flow could suffer. In addition, the cost of evaluating and pursuing acquisitions may not result in a corresponding benefit.

One of our growth strategies is to pursue strategic acquisitions and joint ventures, both domestically and internationally. Acquisition targets and joint ventures will be evaluated on their strategic fit with our business, their ability to be accretive to earnings and, with respect to international acquisitions, their potential to broaden our global footprint. As part of our international acquisition growth strategy, we acquired Auximetal, a sole-site provider of outsourced mill services to a steel mill outside of Marseille, France, in the first quarter of 2006, and we acquired Hanson Resource Management Limited (“Hanson”), a United Kingdom-based provider of industrial services to steel mills and other industrial enterprises, in the third quarter of 2008. In addition, in the first quarter of 2006, we purchased substantially all of the assets of U.S. Ferrous Trading, Inc., a bulk cargo raw materials procurement business.

We continue to consider strategic acquisitions and joint ventures, some of which may be larger than those previously completed and could be material to our business. Integrating acquisitions and joint ventures is often costly and may require significant attention from management. Delays or other operational or financial problems that interfere with our operations may result. If we fail to implement proper overall business controls for companies we acquire or fail to successfully integrate these acquired companies and joint ventures in our processes, our financial condition and results of operations could be materially adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions and joint ventures that may not be successfully completed. Other risks inherent in our acquisition and joint ventures strategy include diversion of management’s attention and resources, failure to retain key personnel and risks associated with unanticipated events or liabilities. In addition, in accordance with ASC Topic 350, Goodwill and Other Intangible Assets, we are required to evaluate goodwill for impairment at least annually or more frequently if events or circumstances exist that indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take write-downs of intangible assets, including goodwill, which could be significant.

Our business is subject to environmental regulations that could expose us to liability, increase our cost of operations and otherwise have a material adverse effect on our results of operations.

Our business and that of our customers and competitors are subject to extensive federal, state, local and foreign regulation related to the protection of the environment, including requirements concerning the handling, storage and disposal of hazardous materials, air emissions, wastewater discharges, the investigation and cleanup of contaminated sites and occupational health and safety. We are heavily regulated and closely monitored by environmental agencies because of the high level of environmental risk associated with our operations and the operations of our customers. As a result, we have been involved from time to time in environmental regulatory or judicial proceedings. Certain of our operations may require permits for air emissions, wastewater discharges, or other environmental impacts. These permits may contain terms and conditions that impose limitations on our production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. If we are not in compliance with applicable environmental, health and safety requirements, or the permits required for our operations, or accidents or releases of hazardous materials occur in connection with our operations, we could be subject to material fines or penalties and, potentially, criminal sanctions, enforcement actions, compliance costs, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or interruptions or temporary shut downs of our operations which could have a material adverse effect on us. We could also face the risk of termination under our contracts for the facility where the violation occurred. Although we maintain contractors’ pollution liability insurance, we cannot assure you that the amount of such insurance will be sufficient to cover all liabilities we may incur.

Environmental laws regarding clean-up of contamination such as the federal Superfund law, in certain circumstances, impose joint and several liability, for the cost of investigation or remediation of contaminated sites upon the current site owners, the site owners and operators at the time the contamination occurred, and upon parties who sent waste to the facility for treatment or disposal, regardless of the lawfulness of the activity giving rise to the contamination. Such laws may expose us to liability for conditions caused by others or by our acts that were in compliance with all applicable laws at the time such acts were performed, including environmental conditions arising with respect to premises we no longer occupy. We may incur significant liabilities under cleanup laws and regulations in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.

In addition, environmental, health and safety laws and regulations applicable to our business and the interpretation or enforcement of these laws and regulations, are constantly evolving. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, our costs could increase, which may have a material adverse effect on our business, financial condition and results of operations.

Further, we generate revenue from the sale of slag as aggregate for use in applications such as cement production, road construction, ballast, fill and agricultural applications. If applicable environmental laws or regulations prohibited the use of slag for these purposes, we could lose all or part of this revenue stream.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some we may work with, may not be subject to these prohibitions. While we maintain policies that require compliance with these rules, we cannot assure you that our employees, agents or other business partners will not engage in such conduct for which we might be held responsible. If our employees, agents or other business partners are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We may see increased costs arising from health care reform.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law. This legislation may have a significant impact on health care providers, insurers and others associated with the health care industry. We are currently evaluating the impact of this comprehensive legislation on our self-insured health plans and our business, financial condition and results of operations. Federal and state governments may propose additional health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in the future, what action Congress or state legislatures may take regarding other health care reform proposals or legislation, or what the effect any such legislative programs or actions may have on our business, financial condition and results of operations.

Rapidly growing supply in China and other developing economies may grow faster than demand in those economies, which may result in additional excess worldwide capacity and falling steel prices.

Over the last several years, steel consumption in China and other developing economies has increased at a rapid pace. Steel companies have responded by rapidly increasing steel production capability in those countries and published reports state that further capacity increases are likely. Because China is now the largest worldwide steel producer by a significant margin, any excess Chinese supply could have a major impact on world steel trade and prices if this excess production is exported to other markets. Since the Chinese steel industry is largely government owned, it has not been as adversely impacted by the recent global recession, and it can make production and sales decisions for non-market reasons. Falling steel prices impact our customers’ profitability and financial position.

A downgrade in our credit ratings could make it more difficult for us to raise capital and would increase the cost of raising capital.

If one or more of the major ratings agencies were to downgrade the ratings assigned to our outstanding debt, our ability to raise capital would become more difficult, our cost of raising capital would increase, the terms of any future borrowings by us would be affected, the terms under which we purchase goods and services might be affected, and our ability to take advantage of potential business opportunities would be impaired.

We face significant competition in the markets we serve.

The global outsourced steel services industry is highly competitive. Competition is based largely upon service quality, price, past experience, safety and environmental record and reputation. Certain of our competitors are companies or divisions or operating units of large companies that have greater financial and other resources than we do, and a potential customer could view that as an advantage for such a competitor. In order to maintain competitiveness, we may be required to reduce our prices, structure the pricing of our contracts differently or make other concessions. Such actions could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we also compete with the internal steel production support service capabilities of some of our customers, and, in some cases, customers have replaced our services with internally provided support services. As a result, we may not be able to retain or renew our existing contracts, and we may not be able to continue to compete successfully with existing or new competitors. Any such failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to sustain our competitive advantages in the future.

We believe that our market advantage is based on our unique ability to provide a combination of leading levels of service, safety, cost-efficiency and technologically advanced products such as our Scrap OptiMiser® and GenBlend® software packages. However, there can be no guarantee that we can maintain our competitive advantage in these areas. Our significant competitors, such as other full-service providers of outsourced industrial services to steel mills and the in-house service capabilities of our customers, have the potential to offer a similar suite of services or improve service levels. From time to time, small, local steel service businesses may receive expansion financing and attempt to compete with us, particularly on the basis of price. In addition, as new methods of scrap optimization are developed or new technologies gain increased market acceptance, we may find ourselves competing with more technologically sophisticated market participants. It is also possible that new competitors or alliances among existing and new competitors may emerge and rapidly acquire significant market share. Any of the foregoing may make it more difficult for us to compete effectively by reducing our revenues, profit margins and market share. Furthermore, loss of potential customers resulting from our failure to compete effectively may materially adversely affect our financial condition, results of operations and cash flows.

Future conditions might require us to make substantial write-downs in our assets, including requiring us to incur goodwill impairment charges, which would materially adversely affect our balance sheet and results of operations.

Periodically, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In addition, we review goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit could be lower than its carrying value. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations. We evaluate goodwill annually or if events or circumstances indicate that an impairment loss may have been incurred. If conditions in our business environment were to deteriorate, we may determine that certain of our assets were impaired, and we would be required to write off all or a portion of our costs for such assets. Any such significant write-offs or other impairment changes in the future could materially adversely affect our balance sheet and results of operations.

We may be subject to potential asbestos-related and other liabilities associated with former businesses.

We and our former subsidiaries have been and may in the future be subject to asbestos-related personal injury claims relating to our predecessors, some as old as 100 years, and lines of business that we no longer own or operate, including liability related to subsidiaries that we have sold or spun off. Although we have various indemnities, contractual protections, insurance coverage and legal defenses with respect to asbestos-related claims related to our predecessors and former lines of business, we may incur material liability in connection with such claims if the indemnities and contractual protections fail, if our insurance coverage is exhausted or if a court does not recognize our legal defenses. The discovery of material liabilities relating to predecessors or former lines of business could have a material adverse effect on our business, financial condition or future prospects.

Certain of our operations are dependent on access to freight transportation.

We rely on freight transportation to perform certain aspects of our business, and we could be unfavorably impacted by factors affecting transportation, including, but not limited to, the following:

•	Our inability to transport material on commercially reasonable terms if the preferred modes of transportation (i.e., barges, vessels, trucks, rail cars, etc.) are unavailable or uneconomical; and

•	We may incur demurrage or similar charges, which could be substantial in the event of a delay in loading cargo when scheduled.

If we did not have access to freight transportation on reasonable terms, our ability to operate our business could be materially adversely affected.

Our tax liabilities may substantially increase if the tax laws and regulations in the jurisdictions in which we operate change or become subject to adverse interpretations or inconsistent enforcement.

Taxes payable by companies in many of the countries in which we operate are substantial and include value added tax, excise duties, taxes on income (including profits and capital gains), payroll-related taxes, property taxes and other taxes. Tax laws and regulations in some of these jurisdictions may be subject to frequent change, varying interpretation and inconsistent enforcement. In addition, many of the jurisdictions in which we operate have adopted transfer pricing legislation. If tax authorities impose significant additional tax liabilities as a result of transfer pricing adjustments, it could have a material adverse effect on our results of operations and financial condition. It is possible that taxing authorities in the jurisdictions in which we operate will introduce additional revenue raising measures. The introduction of any such provisions may affect our overall tax efficiency and could result in significant additional taxes becoming payable. Any such additional tax exposure could have a material adverse effect on our results of operations and financial condition. We may face a significant increase in income taxes if tax rates increase or the tax laws or regulations in the jurisdictions in which we operate or treaties between those jurisdictions are modified in an adverse manner. This may materially adversely affect our cash flows, liquidity and ability to pay dividends.

Increased use of materials other than steel may have a material adverse effect on our business.

In many applications, steel competes with other materials, such as aluminum, cement, composites, glass, plastic and wood. Increased use of these materials in substitution for steel products could have a material adverse effect on prices and demand for our customers’ products. For example, U.S. Congress has raised the Corporate Average Fuel Economy (CAFE) mileage requirements for new cars and light trucks produced beginning in 2011. Automobile producers may reduce the steel content of cars and trucks to reduce their weight and help achieve the new Corporate Average Fuel Economy standards, reducing demand for steel or resulting in an over-supply in the United States.

Regulation of greenhouse gas emissions and climate change may materially adversely affect our operations and markets.

A number of governmental authorities and international bodies have introduced, implemented or are contemplating legislation or regulation in response to the potential impacts of greenhouse gas emissions or climate change. These legislations and regulations have, and may in the future, result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms, in jurisdictions in which we operate. These initiatives may result in increased future energy and compliance costs. These initiatives may be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. The additional costs to our suppliers could be passed along to us in the form of higher cost products and services and our customers could be forced to reduce or cease production at certain customer sites if regulatory costs made such operations uneconomic. Assessments of the potential impact of future climate change regulation are uncertain, given the wide scope of potential regulatory change in countries in which we operate. In addition, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances. These effects may materially adversely impact the cost, production and financial performance of our operations.

If we fail to protect our intellectual property and proprietary rights adequately or infringe the intellectual property of others, our business could be materially adversely affected.

We seek to protect our intellectual property through trade secrets, confidentiality, non-compete and nondisclosure agreements and other measures, some of which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that is proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. Our failure to protect adequately our intellectual property and proprietary rights could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be sued for infringing the intellectual property rights of others or be subject to litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of merits, intellectual property claims are often time-consuming and expensive to litigate and settle. In addition, to the extent claims against us are successful, we may have to pay substantive monetary damages or discontinue any of our products, services or practices that are found to be in violation of another party’s rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expense.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of TMS International Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed April 6, 2011.)

3.2	Amended and Restated By-Laws of TMS International Corp.†

4.7	Form of Amendment No. 1 to Series 2008 Promissory Notes due November 26, 2020, dated as of January 1, 2011. (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed February 17, 2011.)

4.8	First Amendment to Investor Stockholders Agreement, dated as of March 22, 2011. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed April 6, 2011.)

4.9	Form of Non-Executive Letter Agreement. (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed April 6, 2011.)

10.23	TMS International Corp. Long-Term Incentive Plan effective as of March 10, 2011.†

10.24	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed April 6, 2011.)

10.25	Form of Restricted Stock Agreement dated April 19, 2011.†

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
†	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, Commonwealth of Pennsylvania, on May 11, 2011.

TMS International Corp. and Subsidiaries

By:	/s/ Joseph Curtin	By:	/s/ Daniel E. Rosati
	Joseph Curtin		Daniel E. Rosati
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)