Form 10-Q
period 2011-06-30
TMS International Corp.
filed 2011-08-10
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐      Accelerated file  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

12,880,000 shares of class A common stock, $0.001 par value per share, and 26,375,973 shares of class B common stock, $0.001 par value per share, were outstanding as of the close of business on August 9, 2011.

i

Explanatory Note

Unless the context otherwise indicates or requires, as used in this report for the quarterly period ended June 30, 2011 (the “Quarterly Report”), references to:

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

•	“Raw Material and Optimization Group” refers to the raw material and optimization group segment of the Company; and

•	“TCIMS” refers to the Company’s wholly-owned indirect subsidiary, Tube City IMS Corporation, a Delaware corporation.

ii

PART I—Financial Information

Item 1.	Financial Statements

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Revenue from Sale of Materials	$552,047	$525,255	$1,103,173	$902,465
Service Revenue	118,704	102,592	231,538	196,055

Total Revenue	670,751	627,847	1,334,711	1,098,520
Costs and Expenses:
Cost of Raw Materials Shipments	533,732	504,873	1,062,458	868,784
Site Operating Costs	89,633	73,072	174,197	142,040
Selling, General and Administrative Expenses	13,936	15,185	30,001	27,124
Share based compensation associated with initial public offering	1,304	—	1,304	—
Depreciation	11,769	12,292	23,568	25,222
Amortization	3,072	3,038	6,134	6,089

Total Costs and Expenses	653,446	608,460	1,297,662	1,069,259
Income from Operations	17,305	19,387	37,049	29,261
Interest Expense, Net	(7,907)	(9,820)	(16,584)	(21,325)

Income Before Income Taxes	9,398	9,567	20,465	7,936
Income Tax Expense	(3,697)	(4,343)	(8,547)	(5,360)

Net Income	5,701	5,224	11,918	2,576
Net (income) loss attributable to noncontrolling interests	60		60
Accretion on preferred stock	(1,261)	(5,631)	(7,156)	(11,090)

Net income (loss) attributable to TMS International Corp. common stock	$4,500	$(407)	$4,822	$(8,514)

Net Income (Loss) per Share:
Basic	$0.13	$(0.08)	$0.25	$(1.72)
Diluted	$0.13	$(0.08)	$0.25	$(1.72)
Average Common Shares Outstanding:
Basic	34,058,877	4,944,395	19,663,184	4,944,397
Diluted	34,069,238	4,944,395	19,668,422	4,944,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,802	$49,492
Accounts receivable, net of allowance for doubtful accounts of $2,321 and $2,125, respectively	330,400	207,147
Inventories	66,140	38,664
Prepaid and other current assets	21,878	19,562
Deferred tax asset	5,992	6,702

Total current assets	518,212	321,567
Property, plant and equipment, net	140,623	138,540
Deferred financing costs, net of accumulated amortization of $10,514 and $9,280, respectively	7,150	8,384
Goodwill	244,418	242,148
Other intangibles, net of accumulated amortization of $53,579 and $47,232, respectively	160,524	165,295
Other noncurrent assets	2,500	2,971

Total assets	$1,073,427	$878,905

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$252,492	$177,668
Accounts payable overdraft	43,134	25,802
Salaries, wages and related benefits	24,152	28,934
Accrued expenses	28,667	30,834
Revolving borrowings	199	304
Current portion of long-term debt	2,700	3,185

Total current liabilities	351,344	266,727
Long-term debt	380,070	380,997
Indebtedness to related parties	—	42,155
Deferred tax liability	48,554	42,932
Other noncurrent liabilities	19,056	20,203

Total liabilities	799,024	753,014
Redeemable preferred stock:
Redeemable, convertible preferred stock, 50,000 shares authorized with 22,000 and 25,000 shares designated as Class A; $0.001 par value per share; 0 and 21,883 shares issued and outstanding, respectively, at June 30, 2011 and December 31, 2010, liquidation preference of $296,844 at December 31, 2010, accumulated and unpaid dividend of $80,203 at December 31, 2010	—	296,844
Stockholders’ equity (deficit):
Class A common stock; 200,000,000 shares authorized, $0.001 par value per share; 12,880,000 and 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	13	—
Class B common stock 30,000,000 shares authorized, $0.001 par value per share; 26,375,973 and 4,943,992 issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	26	—
Capital in excess of par value	434,324	—
Accumulated deficit	(160,886)	(165,717)
Accumulated other comprehensive income (loss)	755	(5,502)

Total TMS International Corp. stockholders’ equity (deficit)	274,232	(171,219)
Noncontrolling interests	171	266

Total stockholders’ equity (deficit)	274,403	(170,953)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$1,073,427	$878,905

The accompanying notes are an integral part of these condensed consolidated financial statements

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except share and per share data)

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$11,918	$2,576
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and Amortization	29,702	31,311
Amortization of deferred financing costs	1,234	1,235
Deferred income tax	7,566	2,664
Provision for bad debts	404	79
Gain on the disposal of equipment	(23)	(736)
Non cash share based compensation cost	1,590	15
Increase (decrease) from changes in:
Accounts receivable	(123,657)	(98,326)
Inventories	(27,476)	(7,872)
Prepaid and other current assets	(2,769)	(3,480)
Other noncurrent assets	451	73
Accounts payable and cash overdraft	92,157	82,270
Accrued expenses	(3,825)	7,155
Other noncurrent liabilities	(419)	172
Other, net	(885)	(1,058)

Net cash (used in) provided by operating activities	(14,032)	16,078

Cash flows from investing activities:
Capital Expenditures	(25,757)	(18,261)
Proceeds from sale of equipment	331	1,152
Acquisition	(50)	(495)
Amount returned from escrow related to previous acquisition	0	1,712
Contingent payment for acquired business	(337)	(339)
Cash flows related to IU International, net	(303)	(39)

Net cash used in investing activities	(26,116)	(16,270)

Cash flows from financing activities:
Revolving credit facility (repayments) borrowing, net	(103)	10,541
Net proceeds from initial public offering	128,782	0
Repayment of debt	(44,221)	(22,859)

Net cash provided by (used in) financing activities	84,458	(12,318)

Cash and cash equivalents:
Net increase (decrease) in cash	44,310	(12,510)
Cash at beginning of period	49,492	29,814

Cash at end of period	$93,802	$17,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1—Nature of Operations

TMS International Corp. (“TMS” or the “Company”) through its subsidiaries, including TCIMS, is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at 78 customer sites in ten countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for future periods.

In April 2011, the Company completed an initial public offering. In connection with this offering;

•	the Company amended and restated its certificate of incorporation to create two classes of common stock: class A common stock and class B common stock;

•	the Company effectuated a 207.4307-for-one stock split of its common stock on April 13, 2011. The stock split has been retroactively reflected in these consolidated financial statements;

•	the Company’s outstanding class A preferred stock automatically converted into common stock;

•	the Company granted 47,180 shares of class B common stock under its Restricted Stock Plan;

•	the Company initially sold 9,200,000 shares of class A common stock and subsequently sold 1,680,000 shares of class A common stock pursuant to an underwriters’ overallotment option; and

•	the shareholders of the Company sold 2,000,000 shares of class B common stock, which converted to class A common stock upon sale.

As a result of the activity in connection with the initial public offering, as of August 9, 2011, the Company had outstanding 12,880,000 shares of class A common stock and 26,375,973 shares of class B common stock. A more detailed discussion of the initial public offering follows.

Offering details and proceeds

On April 19, 2011, the Company closed an initial public offering selling 9,200,000 class A common shares at $13.00 per share. The Company received $111.8 million in net proceeds after deducting the underwriters’ commission. In the same initial public offering the Company’s existing shareholders also sold 2,000,000 shares of class B common stock, which converted to class A common stock upon sale, at $13.00 per share. On April 29, 2011, the Company sold an additional 1,680,000 class A common shares at $13.00 per share, generating an additional $20.4 million as the Company’s underwriters exercised their overallotment option. Additionally, the Company incurred $3.4 million of expenses as a direct result of the initial public offering, which reduced the net proceeds available for use. The Company used $44.0 million of proceeds from the initial public offering to pay off in full its obligations under the Series 2008 promissory notes. The remaining proceeds are being held for general corporate purposes including funding capital expenditures for new contracts.

Amendment to certificate of incorporation and stock split

On April 5, 2011, prior to its initial public offering, the Company amended and restated its certificate of incorporation creating two classes of common stock: class A common stock and class B common stock. The Company’s previously-outstanding shares of common stock, including those issued under the Company’s Restricted Stock Plan, were converted into shares of class B common stock. The Company’s amended and restated certificate of incorporation also provided for a stock split to occur on the date of pricing of the Company’s initial public offering. The Company priced an initial public offering on April 13, 2011 at $13.00 per share and effectuated a 207.4307-for-one stock split of the class B common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

Restricted Stock Plan grant and accelerated vesting

In connection with its initial public offering, the Company accelerated vesting of the remaining unvested shares under its Restricted Stock Plan. The remaining 53,105 shares that were unvested at the initial public offering vested upon completion of the initial public offering. As a result of this modification, the Company recorded a $0.7 million charge in April 2011.

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

Note 3—Earnings per Share

The calculation of basic earnings per share for each period is based on the weighted-average number of shares of common stock outstanding during the period. All shares issued under the Company’s restricted stock plan are entitled to participate in dividends, if declared, and are considered outstanding regardless of whether or not vested. Shares forfeited under the plan reduce the total shares. Diluted net income (loss) per share is calculated using the weighted-average number of common shares plus potential common shares outstanding during the period, but only to the extent that such potential common shares are dilutive. The Company’s class A preferred stock, including the accumulated dividend thereon, is automatically converted into common stock upon a sale of common shares in an underwritten public offering or a change of control transaction. On April 19, 2011, the Company completed an initial public offering and the Company’s outstanding class A preferred stock converted into 23,384,801 shares of class B common stock on that date.

The table below reconciles the basic weighted average shares outstanding to the dilutive weighted average shares outstanding for the periods indicated;

	Second quarter ended June 30		Six months ended June 30
	2011	2010	2011	2010
Basic average common shares outstanding	34,058,877	4,944,395	19,663,184	4,944,397
Dilutive effect of stock options outstanding	10,361	—	5,238	—

Diluted average common shares outstanding	34,069,238	4,944,395	19,668,422	4,944,397

Note 4—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Scrap iron and steel	$35,351	$13,096
Goods in transit	20,783	16,892
Spare parts and supplies	10,006	8,676

	$66,140	$38,664

Note 5—Income Taxes

The income tax expense for the six months ended June 30, 2011 and 2010 reflects a year-to-date effective tax rate of 41.8 % and 67.5%, respectively, and a 2011 estimated annualized effective tax rate of 39.4%. The income tax expense for the six months ended June 30, 2011, is based on an estimated annual effective rate, which requires management to make its best estimate of expected pre-tax income for the year. The estimated effective tax rates for 2011 and 2010 differ from the statutory rate of 35.0% due principally to state taxes, foreign taxes, permanent differences related to nondeductible marketing expenses and foreign deemed dividends.

Accounting for Uncertainty in Income Taxes

As of June 30, 2011 and December 31, 2010, the Company has recorded a $0.2 million liability for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The total amount of interest and penalty recognized related to uncertain tax positions as of June 30, 2011 and 2010 was not material. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions where the Company conducts business.

Note 6—Debt

Debt is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Bank overdraft facility	$199	$228
Invoice discounting facility	—	76
Senior secured term loan	157,988	158,812
Senior subordinated notes	223,000	223,000
Series 2008 promissory notes	—	42,155
Capital equipment leases and installment notes	1,782	2,370

Total indebtedness	$382,969	$426,641

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Revolving borrowings	$199	$304
Current portion of long-term debt	2,700	3,185
Long-term debt	380,070	380,997
Indebtedness to related parties	—	42,155

Total indebtedness	$382,969	$426,641

The Company’s United Kingdom subsidiary has periodic borrowings under an invoice discounting facility and a bank overdraft facility, as well as capital leases for equipment. Under the invoice discounting facility, eligible trade receivables are sold to a third party, but the third party has recourse for receivables that are not collectible. We therefore classify the amount as a revolving borrowing.

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

As of June 30, 2011, the eligible accounts receivable and inventory that comprise the collateral under the ABL facility supported a gross borrowing base of $165.0 million, which is the limit of the facility. At June 30, 2011, there were no outstanding revolving borrowings and $3.4 million letters of credit outstanding against the facility, leaving a net available balance of $161.6 million. The Company believes the ABL facility and other sources of liquidity are currently adequate to fund its operations.

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

Term Loan Facility and Synthetic Letter of Credit Facility

The senior secured credit facilities also include a $165.0 million senior secured term loan credit facility and a $20.0 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At June 30, 2011, there were $13.8 million of outstanding letters of credit under the senior secured synthetic letter of credit facility.

The per annum interest rate with respect to borrowings under the senior secured term loan credit facility are, at the option of TCIMS, (1) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; in each case plus an applicable margin of either 1.00% or 1.25% based on our total leverage, or (2) the rate (as adjusted) determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars for one, two, three, six or, if available, nine or twelve months, as selected by us, plus an applicable margin of either 2.00% or 2.25% based on our total leverage. TCIMS also pays a per annum participation fee in respect of amounts on deposit to backstop synthetic letters of credit in an amount equal to the margin applicable to term loans bearing interest as specified in the preceding subclause (2), plus 0.10%. TCIMS also pays a fronting fee of 0.125% per annum with respect to each letter of credit

At June 30, 2011, the rate of interest applicable to amounts then outstanding under the senior secured term loan facility was 2.19%, consisting of the one month Eurodollar deposit rate of 0.19% and an applicable margin of 2.00%.

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

Series 2008 Promissory Notes

The series 2008 promissory notes were an unsecured obligation of the Company which were subordinated in right of payment to all existing and future senior indebtedness of the Company. The series 2008 promissory notes were scheduled to mature on November 26, 2020. Interest on the notes accrued at the rate of 15.0% per annum through November 26, 2009 and 17.5% per annum for the period from November 27, 2009 through November 26, 2010 and at 20.0% from November 27, 2010 through December 31, 2010. Effective January 1, 2011, the series 2008 promissory notes were amended so that the per annum interest rate was reduced to 8.00% per annum from January 1, 2011 forward. The Company had the option to pay the interest in cash or in-kind on the anniversary date of the notes which was November 26. Interest that was not paid in cash was considered paid in kind and compounded into the balance on the anniversary date.

In March 2010, the Company used available cash to make a payment on the series 2008 promissory notes consisting of a principal payment of $20.4 million and a payment of accrued interest of $2.9 million. On April 19, 2011, the Company used a portion of the proceeds of its initial public offering to repay in full the series 2008 promissory notes with the repayment consisting of $42.2 million of principal and $1.8 million of accrued interest.

The Company was the issuer of the series 2008 promissory notes and they were reported as indebtedness to related parties on our consolidated balance sheets.

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

The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction, the incurrence of variable rate interest, occurs. The variable rates and reset dates of the interest rates swap agreements mirror the terms of the associated term debt. Accordingly, the Company expects the hedges to be highly effective in mitigating the underlying risk as long as the principal amount of outstanding term debt exceeds the notional amount of the swap agreements. The Company hedged a total notional amount of $80.0 million from April 1, 2010 to March 31, 2012 as follows (notional amounts in thousands):

	Notional Amount	Fixed Rate	Index Rate	Effective Date	Expiration Date
Interest Rate Swap 4	$40,000	2.1675%	1 month LIBOR	April 1, 2010	March 31, 2012
Interest Rate Swap 5	40,000	2.3375%	1 month LIBOR	April 1, 2010	March 31, 2012

Total/average	$80,000	2.2525%

At June 30, 2011, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

	Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC		June 30, 2011	December 31, 2010
Interest rate swaps	Other noncurrent liabilities	$1,158	$1,792

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

The Company recognized the following amounts related to its derivatives for the second quarter ended June 30, 2011 and 2010 and for the six-month month periods ending June 30, 2011 and 2010, respectively (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of gain (loss) recognized in OCI on derivative instruments				Location of loss reclassified from accumulated OCI into expense	Amount of loss reclassified from accumulated OCI into expense
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)			(Unaudited)		(Unaudited)
	2011	2010	2011	2010		2011	2010	2011	2010
Interest rate swaps	$(59)	$(374)	$(108)	$(952)	Interest Expense	$253	$244	$498	$1,055

The amount of the loss recognized in OCI during the quarter ended June 30, 2011 was not material. The amount of loss recognized in OCI in the second quarter of 2010 on derivatives is net of a deferred tax benefit of $0.2 million. For the first six months ended June 30, 2011 and 2010, respectively, the loss recognized in OCI on derivatives is net of deferred tax benefits of $0.1 million and $0.6 million, respectively.

Through the March 31, 2012 expiration of the swap agreements, the Company expects to make payments or receive proceeds at the end of each monthly reset period under its swaps agreements based on the underlying interest rates at the beginning of the period relative to the fixed rates of the swap agreements. Based on the anticipated rates, the Company expects that it will reverse a $0.7 million loss out of OCI, net of tax of $0.5 million, and record $1.2 million of Interest Expense related to the swap agreements.

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

	June 30, 2011	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Derivatives	$1,158	$—	$1,158	$—

Note 8—Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Class A Preferred Stock—The Company has 22,000 shares of authorized class A preferred stock with a par value of $0.001. At December 31, 2010 there were 21,883 shares of class A preferred stock outstanding. The class A preferred stock has an initial liquidation preference of $9,900 per share and carries an 8% accumulating, compounding dividend. Approximately 91% of our class A preferred stock was held by Onex, the Company’s controlling shareholder. Through its controlling interest in the Company’s common stock, Onex could initiate a call of the preferred shares for the total liquidation value. The total liquidation value included accumulated and unpaid dividends. The Company recorded $7.2 million and $11.1 million of accumulated dividends for the first six months of 2011 and the first six months of 2010, respectively. The accumulated dividends were recorded as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as an increase in accumulated deficit.

On April 19, 2011, in connection with the Company’s initial public offering, the class A preferred stock automatically converted into 23,384,801 shares of class B common stock. See Note 2 Basis of Presentation.

Common Stock—On April 5, 2011, the Company amended and restated its certificate of incorporation creating two classes of common stock: class A common stock and class B common stock. The Company’s previously-outstanding shares of common stock, including those issued under the Company’s restricted stock plan, were converted into class B common stock. On April 13, 2011, in connection with its initial public offering, the Company effected a 207.4307-for-one stock split. The creation of the two classes of common stock and the stock split have been retroactively reflected in these consolidated financial statements. See Note 2 Basis of Presentation.

After giving retroactive effect to the stock split, at June 30, 2011 and December 31, 2010, there were 26, 375,973 and 4,943,992 outstanding shares of class B common stock, respectively, of which 404,816 were issued under the Company’s restricted stock plan. As of June 30, 2011, all of the shares issued under the restricted stock plan were vested in conjunction with the initial public offering in April 2011.

The ability of TCIMS to pay dividends is limited by its senior secured ABL its senior secured term loans and senior notes indenture covenants. Those covenants include limits on TCIMS’s ability to make payments, via dividends or other means, to TMS.

The table below displays changes in shareholders’ equity (deficit) attributable to TMS International Corp., the noncontrolling interest and the total shareholders’ equity (deficit) from December 31, 2010 to June 30, 2011 (in thousands):

	Attributable to TMS Interational Corp.	Attributable to noncontrolling interest	Total
Stockholders’ equity (deficit) as of December 31, 2010	$(171,219)	$266	$(170,953)
Accretion of Class A redeemable convertible preferred stock dividend	(7,156)		(7,156)
Conversion of Class A redeemable convertible preferred stock	304,000		304,000
Net proceeds from issuance of common shares	128,782		128,782
Share based compensation	1,590		1,590
Net income (loss)	11,978	(60)	11,918
Changes in foreign currency translation	5,867	(35)	5,832
Unrealized gain on derivatives, net of tax	390	—	390

Stockholders equity as of June 30, 2011	$274,232	$171	$274,403

Note 9—Stock-Based Compensation

Long Term Incentive Plan

In April 2011, the Company adopted the TMS International Corp. Long-Term Incentive Plan and registered 1,558,170 shares of Class A common stock to be available for awards. The plan provides for grants of stock-based awards to key employees and non-employee directors. On April 13, 2011, the Company granted 519,390 stock options. The grant vests over four years with 10% vesting on the first anniversary date of the grant, 20% on the second anniversary, 30% on the third anniversary and 40% on the fourth anniversary. In addition to the time based vesting requirement, 259,695 options (one-half the total grant) are also subject to a performance based exercisability requirement: For the options to be exercisable, the share price of the Company’s class A common stock must close at $14.95 or above on the day immediately preceding the exercise of the option.

For that portion of the award that is subject to time based vesting only, the Company used the Black-Scholes option pricing model to value the options. The expected term of grant was determined using a “safe harbor” calculation provided in SAB 107 for entities without extensive historical data. The term is calculated as the mid-point between the vesting period and the contractual term of the option. The risk free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate was estimated based on forfeiture experience in the Company’s previous share based compensation plans. The expected volatility was estimated based on the average volatility of the stock price of peer group companies that were identified based on their market capitalization, industry, stage of life cycle and capital structure.

For that portion of the award which had the additional performance based restriction, the Company completed a “Monte Carlo” simulation which simulates a distribution of stock prices throughout the contractual life of the option. The lookback period for the peer historical volatility used in the model is 10 years, since ten years of prices must be simulated and the valuation was done in a risk-neutral framework using the 10-year risk-free rate.

The fair value of each type of award was calculated for each individual vesting tranche. The weighted-average fair value of each type of award with the assumptions used in determining the fair values is:

	Time base vesting only	Time based vesting + performance criteria
Weighted average fair value of grant	$6.84	$6.78
Risk-free rate	2.59%	3.42%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	2.00%	2.00%
Expected volatility	50.87%	48.32%
Expected term in years	6.50	6.59

The total fair value of the options granted was $3.5 million. The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the performance based option by amortizing each individual tranche over the estimated requisite service period. During the quarter ended June 30, 2011, the Company recognized $0.3 million in share based compensation expense related to the Long Term Incentive Plan.

Restricted Stock Plan

Effective February 28, 2007, TMS established the TMS International Corp. restricted stock plan and granted 447,228 shares of restricted stock to employees of the Company. On the grant date, 111,807 shares, 25% of the total grant, vested immediately and, so long as the recipients remain actively employed by the Company, the remaining shares were scheduled to vest in even 15% increments on each of the first five anniversary dates of the grant. The Company estimated the restricted shares had a fair value of $0.48 per share on the grant date based on the amount paid for its common stock during the Onex Acquisition. Share based compensation costs for the restricted stock before any modification of the award for the six months ended June 30, 2011 and 2010 were not material.

On April 13, 2011, in connection with the IPO, the Company accelerated the vesting of the 53,105 shares that had not previously vested under the plan. The acceleration of the vesting was a modification of the plan and required that the fair value, which was the initial public offering price of the Company’s common stock, be established on the date of the modification and recorded as an expense. Additionally, on April 13, 2011 the Company granted 47,180 new restricted shares which vested immediately and accordingly the fair value was immediately recognized in the Company’s results. The Company recognized $1.3 million of share based compensation expense associated with its initial public offering for the acceleration of vesting and the new restricted shares issued based on the initial public offering price of $13.00 per share.

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

In 2010, the Company moved certain operational and administrative departments and locations among the reported segments. In order to reflect the changes made and to maintain comparability of segment information, the amount for EBITDA has been restated for the 2010 periods presented. EBITDA for the Mill Services Group increased $0.2 and $0.5 million, respectively and Administrative decreased by the same amount, for the second quarter and six months ended June 30, 2010.

Information by reportable segment is as follows (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net of inter-segment revenues
Mill Services Group	$167,764	$141,424	$327,244	$260,982
Raw Material and Optimization Group	502,977	486,409	1,007,433	837,510
Administrative	10	14	34	28

	$670,751	$627,847	$1,334,711	$1,098,520

Adjusted earnings before interest, taxes, depreciation and amortization
Mill Services Group	$29,966	$30,231	$59,969	$55,637
Raw Material and Optimization Group	11,288	14,408	25,968	22,011
Administrative	(7,804)	(9,922)	(17,882)	(17,076)

	$33,450	$34,717	$68,055	$60,572

Depreciation and Amortization
Mill Services Group	$12,658	$13,222	$25,384	$27,057
Raw Material and Optimization Group	116	99	216	222
Administrative	2,067	2,009	4,102	4,032

	$14,841	$15,330	$29,702	$31,311

June 30, 2011
(unaudited)
Total assets
Mill Services Group	$559,637
Raw Material and Optimization Group	396,875
Administrative	116,915

$1,073,427

	Second quarter ended June 30,		Six months ended June 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of total revenue contributed by each class of service:
Mill Services Group	25.0%	22.5%	24.5%	23.8%
Raw Material and Optimization Group	75.0%	77.5%	75.5%	76.2%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to income before tax for the periods indicated (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Adjusted earnings before interest, taxes, depreciation and amortization	$33,450	$34,717	$68,055	$60,572
Less: Depreciation and Amortization	(14,841)	(15,330)	(29,702)	(31,311)
Interest Expense	(7,907)	(9,820)	(16,584)	(21,325)
Share based compensation associated with IPO	(1,304)	—	(1,304)	—

Income (Loss) Before Income Taxes	$9,398	$9,567	$20,465	$7,936

Note 11—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense (benefit) recognized under the Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans Topic of FASB ASC (in thousands):

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
U.S. plans
Service cost	—	—
Interest cost	468	536
Expected return on plan assets	(683)	(744)
Net amortization	256	76

Net periodic pension (income) costs-U.S. plans	$41	$(132)

Canadian plans
Service cost	102	60
Interest cost	128	115
Expected return on plans assets	(116)	(106)
Net amortization	10	—

Net periodic pension costs-Canadian plans	124	69

Other plans
Defined contribution	1,733	1,407
Multi-employer pension plans	2,638	2,361

Total other plans	4,371	3,768

Total net pension expense	$4,536	$3,705

The Company’s contributions to its defined benefit pension plans for the six months ended June 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively.

For the full year 2011, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $1.2 million. The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Service cost	$87	$82
Interest cost	128	165

Net periodic costs	$215	$247

The Company does not expect to contribute to the other post-employment benefit plan in 2011 and intends to pay benefit claims as they become due. For the six months ended June 30, 2011 and 2010, other post-employment benefit payments were $0.1 million and $0.2 million, respectively.

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

The fair value compared to the carrying value is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Carrying value of financial instruments in:
Long-term debt (includes current portion)
Senior secured term loan	$157,988	$158,812
Senior subordinated notes	223,000	223,000
Series 2008 promissory notes	—	42,155
Capital equipment leases and installment notes	1,782	2,370

Total long-term debt	$382,770	$426,337

Other noncurrent liabilities
Interest rate swaps	$1,158	$1,792

Fair value:
Long-term debt (includes current portion)
Senior secured term loan	$157,988	$158,812
Senior subordinated notes	230,805	228,575
Series 2008 promissory notes	—	39,020
Capital equipment leases and installment notes	1,782	2,370

Total long-term debt	$390,575	$428,777

Other noncurrent liabilities
Interest rate swaps	$1,158	$1,792

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

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at June 30, 2011 was approximately $10.5 million.

Note 14—Comprehensive Income

The following table represents the components of comprehensive (loss) income for the periods indicated (in thousands):

	Second Quarter ended June 30,
	2011			2010
	TMS International (unaudited)	Noncontrolling Interest (unaudited)	Total (unaudited)	TMS International (unaudited)
Net income (loss)	$5,761	$(60)	$5,701	$5,224
Changes in foreign currency translation	703	(35)	668	(5,386)
Unrealized gain on derivatives, net of tax	195	0	195	(130)

Comprehensive income (loss)	$18,235	$(95)	$6,564	$(292)

	Six months ended June 30,
	2011			2010
	TMS International (unaudited)	Noncontrolling Interest (unaudited)	Total (unaudited)	TMS International (unaudited)
Net income (loss)	$11,978	$(60)	$11,918	$2,576
Changes in foreign currency translation	5,867	(35)	5,832	(7,859)
Unrealized gain on derivatives, net of tax	390	—	390	103

Comprehensive income (loss)	$18,235	$(95)	$18,140	$(5,180)

Note 15—Business Combinations

On April 1, 2011, the Company acquired all the assets of Keystone Systems Inc., a Pennsylvania provider of software designed to help metal producers, including stainless steel and aluminum producers optimize their raw material inputs. The Company initially paid $0.1 million, and could pay an additional $0.3 million over the next three years subject to the achievement of certain operating performance targets. On the acquisition date, the previous employee of Keystone Systems Inc. became an employee of the Company’s U.S. operating entity. The transaction was accounted for as a business combination under ASC 805. The Company recorded the acquired assets at their fair value, including intangibles of $0.3 million and goodwill of $0.1 million. The Company also recorded a liability for contingent consideration of $0.3 million.

Note 16—Commercial Arbitration Award

On March 28, 2011, the Company was awarded $13.2 million against a former customer in a commercial arbitration case under the parties’ service agreement. The basis for the Company’s claim was the failure of the customer to pay required price increases and the former customer’s wrongful termination of the agreement. The Company considers the arbitration award a contingent gain and therefore has not recorded a gain for the full amount of the award, but will record income when the proceeds are constructively received.

The former customer was sold to a new parent company following the dispute and prior to the arbitration award. In July 2011, the Company entered into a scrap purchase agreement with the customer and its new parent company and in August 2011, the Company, the customer and the customer’s new parent company entered into a payment agreement pursuant to which the purchaser will pay the amount of the arbitration award plus $1.8 million in respect of the Company’s fees and costs. The $1.8 million for fees and expenses is to be paid in cash on a payment schedule through the first quarter of 2012. The arbitration award will be paid as credits against the transfer of various scrap metal commodities from the purchaser to the Company at mutually agreed values under the scrap purchase agreement.

During the second quarter of 2011 and for the six months ended June 30, 2011, the Company credited $1.0 million against the arbitration award for the value of scrap commodities transferred to the Company by the purchaser in lieu of cash payments. Because the arbitration award was based on lost profits, the Company recorded the $1.0 million recovery in service revenue.

During the second quarter and for six-month period ending June 30, 2011, the Company incurred $0.2 million of contingent legal fees which was recognized in selling, general and administrative expense.

Note 17—Related-Party Transactions

The Company’s series 2008 promissory notes were issued to Onex, members of the Company’s senior management team, its board of directors and certain other employees who also have an equity interest in the Company. They earned interested on those notes totaling $1.0 million and $3.9 million in the first six months of 2011 and 2010, respectively.

The Company incurred and paid management fees and expenses incurred to an affiliate of its majority owner, Onex Partners II LP, totaling $0.6 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

The Company incurred charges for aircraft rental services to a company that is partially owned by the Company’s Non-Executive Chairman. The Company incurred immaterial aircraft rental charges for the six months ended June 30, 2011 and 2010, respectively.

Note 18—Recent Accounting Pronouncements

On January 1, 2011, the Company adopted changes issued by the Financial Accounting Standards Board to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of the Company’s goodwill as of October 1, 2010, the adoption of these changes had no impact on the Company’s financial position or results of operations.

During the three months ended June 30, 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance for fair value measurements and disclosures. The amendments either clarify or change existing guidance, including the following: (i) the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets and not relevant when measuring the fair value of financial assets or any liabilities; (ii) a reporting entity should measure the fair value of instruments classified in shareholders’ equity based on the fair value of the instrument from the perspective of a market participant that holds that instrument as an asset; (iii) a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that are categorized within Level 3 of the fair value hierarchy, a description of the valuation processes used, and a qualitative discussion about the sensitivity of such measurements; and (iv) a reporting entity should disclose the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments are to be applied prospectively. The Company will adopt these amendments on January 1, 2012, which is not expected to have a material impact on the consolidated financial statements.

During the three months ended June 30, 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, amounts reclassified from other comprehensive income to net income and totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. The guidance is effective for the Company on January 1, 2012, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

Note 19—Subsequent Event

On August 8, 2011, the Company entered into amended and restated employment agreements with each of Joseph Curtin, President and Chief Executive Officer, and Thomas E. Lippard, Esq., Executive Vice President, General Counsel and Secretary, and amendments to the employment agreements of each of its other three named executive officers. Mr. Curtin’s amended and restated employment agreement extends his term of employment to December 31, 2014, on which date Mr. Curtin intends to retire from the Company. Mr. Lippard’s amended and restated employment agreement extends his term of employment to December 31, 2012, on which date Mr. Lippard intends to retire from the Company.

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

Results of Operations. This section provides a discussion of our results of operations for the second quarter and six-month period ended June 30, 2011 compared to the second quarter and six-month period ended June 30, 2010

Recent Developments. This section provides a discussion of events occurring subsequent to the quarter ended March 31, 2011 and information on new and renewed contracts during the first seven months of 2011.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six-month period ending June 30, 2011 compared to the six-month period ended June 30, 2010. This section also includes a discussion of our liquidity and Capital Expenditures.

Quantitative and Qualitative Disclosures about Market Risk. This section discusses our exposure to potential losses arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 78 customer sites in ten countries across North America, Europe and Latin America and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 28 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

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

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 22% and 19% of our year to date 2011 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, internationally. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Asia and the Middle East.

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

Through December 31, 2010, we had incurred $1.8 million of incremental costs related directly to the initial public offering. Those costs were recorded as a prepaid asset at December 31, 2010. In 2011, we incurred $1.6 million of additional incremental costs related directly to the initial public offering. After deducting the total incremental costs the initial public offering generated net proceeds to us of $128.8 million.

In connection with the initial public offering, our class A preferred stock automatically converted into 23,384,801 shares of class B common stock. After our initial public offering, including the related stock split and coversion of series A preferred stock, we had outstanding 39,255,973 shares of common stock of which 12,880,000 shares were class A common stock and 26,375,973 shares were class B common stock.

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

Long Term Incentive Plan

Also in connection with the IPO, we established our Long Term Incentive Plan and reserved 1,558,170 shares for issuance under that plan. On April 19, 2011, we awarded options to purchase 519,390 shares of class A common stock, subject to vesting conditions, at an exercise price of $13.00 per share, the public offering price for shares sold in our initial public offering.

Certain Line Items Presented

Revenue from Sale of Materials. Revenue from Sale of Materials is generated by each of our two operating segments as follows:

•	Our Mill Services Group generates Revenue from Sale of Materials by buying, processing, and selling scrap for our own account.

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

In the first six months of 2011, approximately 9% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 91% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

In the first six months of 2011, approximately 98% of our Service Revenue was generated by our Mill Services Group, and approximately 2% of our Service Revenue was generated by our Raw Material and Optimization Group.

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

Discretionary Cash Flow. Discretionary Cash Flow is not a recognized financial measure under GAAP. We calculate Discretionary Cash Flow as our Adjusted EBITDA minus our Maintenance Capital Expenditures, and we believe it is an important measure in analyzing our liquidity. In combination with our available liquidity, we use our Discretionary Cash Flow to assist us in determining our capacity to: (1) invest in Growth Capital Expenditures; (2) finance changes in our working capital, particularly in our raw materials procurement activities; and (3) voluntarily repay portions of our debt obligations. In addition, we use this measure to help determine how efficiently we are managing our assets, and we also use it as a component in determining our performance-based compensation. The term “Discretionary Cash Flow” used in this quarterly report replaces the term “Free Cash Flow” used by us in prior reports.

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

Share-Based Compensation. We adopted our Restricted Stock Plan in 2007. Under the plan, 25% of the shares granted vested immediately and the remainder were to vest in five annual equal installments, on the anniversary of the grant date, so long as the recipient remains an employee. Unvested shares that had not been forfeited were accelerated and vested upon completion of our initial public stock offering. ASC Topic 780 requires that share based payments be accounted for at their fair value on the date of grant or the date of the modification of a grant. On April 13, 2011, in connection with our IPO, we recognized $0.7 million related to the accelerated vesting of 53,105 previously issued restricted shares. We also recognized $0.6 million of expense related to 47,180 shares that were newly issued in connection with the IPO and vested immediately. The total of $1.3 million was recognized as Share based compensation associated with initial public offering.

During the second quarter of 2011, we established our Long-Term Incentive Plan and on April 13, 2011, we issued options to purchase 519,390 shares of our class A common stock. The options had a total grant date fair value of $3.5 million and the expense will be recognized over the estimated requisite service period of the recipients.

Results of Operations

Quarter ended June 30, 2011 compared to Quarter ended June 30, 2010

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Quarter ended June 30,		Variances
(dollars in thousands)	2010	2011	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$525,255	$552,047	$26,792	5.1%
Service Revenue	102,592	118,704	16,112	15.7%

Total Revenue	627,847	670,751	42,904	6.8%
Costs and expenses:
Cost of Raw Materials Shipments	504,873	533,732	28,859	5.7%
Site Operating Costs	73,072	89,633	16,561	22.7%
Selling, General and Administrative Expenses	15,185	13,936	(1,249)	-8.2%
Share based compensatio associated with initial public offering	—	1,304	1,304	—
Depreciation and Amortization	15,330	14,841	(489)	-3.2%

Total costs and expenses	608,460	653,446	44,986	7.4%

Income from Operations	19,387	17,305	(2,082)	—
Interest Expense, Net	(9,820)	(7,907)	1,913	-19.5%

Income (Loss) Before Income Taxes	9,567	9,398	(169)	—
Income Tax Expense	(4,343)	(3,697)	646	-14.9%

Net Income (Loss)	$5,224	$5,701	$477	—

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$627,847	$670,751	$42,904
Cost of Raw Materials Shipments	(504,873)	(533,732)	(28,859)

Revenue After Raw Materials Costs	$122,974	$137,019	$14,045	11.4%

Mill Services Group:
Total Revenue	$141,424	$167,764	$26,340
Cost of Raw Materials Shipments	(36,477)	(46,356)	(9,879)

Revenue After Raw Materials Costs	$104,947	$121,408	$16,461	15.7%

Raw Materials and Optimization Group:
Total Revenue	$486,409	$502,977	$16,568
Cost of Raw Materials Shipments	(468,414)	(487,387)	(18,973)

Revenue After Raw Materials Costs	$17,995	$15,590	$(2,405)	-13.4%

Administrative:
Total Revenue	$14	$10	$(4)
Cost of Raw Materials Shipments	18	11	(7)

Revenue After Raw Materials Costs	$32	$21	$(11)

Adjusted EBITDA:
Net Income (Loss)	$5,224	$5,701	$477
Income Tax Expense	4,343	3,697	(646)
Interest Expense, Net	9,820	7,907	(1,913)
Depreciation and Amortization	15,330	14,841	(489)
Share based compensation associated with initial public offering	—	1,304	1,304

Adjusted EBITDA	$34,717	$33,450	$(1,267)	-3.6%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$30,231	$29,966	$(265)	-0.9%
Raw Materials and Optimization Group	14,408	11,288	(3,120)	-21.7%
Administrative	(9,922)	(7,804)	2,118	-21.3%

	$34,717	$33,450	$(1,267)	-3.6%

Adjusted EBITDA Margin	28.2%	24.4%	-3.8%

Revenue from Sale of Materials. Revenue from Sale of Materials was $552.0 million for the second quarter of 2011 compared to $525.3 million for the second quarter of 2010. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $501.4 million or 91% of the Revenue from Sale of Materials in the second quarter of 2011, and $484.7 million or 92% in the second quarter of 2010. The remaining Revenue from Sale of Materials of $50.6 million in the second quarter of 2011 and $40.5 million in the second quarter of 2010 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from the Sale of Materials increased 5.1% and the cost to procure the materials increased by 5.7% in the second quarter of 2011 compared to the second quarter of 2010. The price of #1 Heavy Melt scrap, an indicative grade of scrap, was 18% higher year-over-year, although this increase was partly offset by a 20% decline in the volume of raw material we procured for our customers. We procured 2.4 million tons of raw materials for customers in the second quarter of 2011 compared to 2.9 million tons in the second quarter of 2010. A decrease in large deep-sea transactions from 0.8 million tons in the second quarter of 2010 to 0.4 million tons in the second quarter of 2011 accounted for the majority of this volume decline. Specifically, in the second quarter of 2010, two opportunistic transactions accounted for approximately 40% of the volume of deep-sea shipments for that quarter. While deep-sea shipments are a core part of our recurring procurement activity, the timing and volumes of shipments tend to be more irregular than the rest of the raw materials we procure for our customers. The second quarter of 2011 also included an arbitration settlement which resulted in the recognition of $1.0 million of Revenue from the Sale of Materials previously in dispute.

Service Revenue. Service Revenue was $118.7 million in the second quarter of 2011, compared to $102.6 million in the second quarter of 2010, an increase of 15.7%. Service Revenue is primarily generated by our Mill Services Group which produced $117.1 million and $100.6 million in the second quarter of 2011 and 2010, respectively. The Mill Services Group accounted for in excess of 98% of service revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and tiered pricing arrangements. Despite a 4% decline in the volume of steel produced by our customers where we have been operating a contract for more than one year, our Service Revenue increased 15.7%, driven primarily by continued new contract wins. Factors that impact the year over year change in Service Revenue also impact the change in Revenue After Raw Materials Costs and are discussed below.

Cost of Raw Materials Shipments. The Cost of Raw Materials Shipments increased 5.7%, due to the same factors that created the 5.1% increase in Revenue from the Sale of Materials. The decrease in the volume of raw materials we procured for our customers was offset by an increase in the price of the raw materials as the average composite price of #1 Heavy Melt Scrap during the second quarter of 2011 was $411 per ton, compared to $348 per ton in the second quarter of 2010.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $16.5 million, or 15.7%, in the second quarter of 2011 compared to the second quarter of 2010. We generated $3.6 million in additional revenue from new contracts internationally, including one new site and two cross-sold services at existing sites. We also generated an additional $3.1 million from our UK operation due to an increased scope of work. Within the U.S. and Canada, we generated an incremental $1.8 million of Service Revenue from two sites that were not operating in the second quarter of 2010. Fuel surcharges and contractual price escalators contribute $1.4 million of additional Revenue After Raw Material Costs year-over-year. Additionally, we recorded $1.0 million of Service Revenue related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s business, has assumed the liability for the arbitration award, and has become our new customer. In lieu of a cash payment, our new customer has agreed to compensate us by discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award through similar trade arrangements over a period of nine to twenty-four months.

The Revenue After Raw Materials Costs for our Raw Material and Optimization group decreased $2.4 million, or 13.4%, to $15.6 million. The volume of raw materials we procured for our customers decreased from 2.9 million tons in the second quarter of 2010 to 2.4 million tons in the second quarter of 2011. A decrease in large deep-sea transactions from 0.8 million tons in the second quarter of 2010 to 0.4 million tons in the second quarter of 2011 accounted for the majority of the volume decline, which was driven by the aforementioned two opportunistic large deep-sea transactions in the second quarter of 2010.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. Site Operating Costs are largely variable and generally will vary with our customers’ production and our service revenue. Site operating costs increased $16.6 million year-over-year, or 22.7%. New sites and contracts contributed $3.8 million of additional site operating costs in the second quarter of 2011 compared to the second quarter of 2010. Labor and fringe benefit costs increased $9.2 million, approximately 21%. Fuel and other petroleum based supply costs increased $3.2 million or approximately 45%. Of the increase, approximately $2.0 million related to increases in the per gallon price of fuel while approximately $1.2 million related to increases in the volume of fuel we used in our operations. The majority of our contracts have a fuel surcharge or inflationary price adjustment mechanism, with such adjustments generally occurring on a lag.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the second quarter of 2011 were $13.9 million, compared to $15.2 million in the second quarter of 2010, a decrease of $1.2 million or 8.2%. The decrease resulted from a $2.6 million decrease in our accrual for performance based compensation and was partially offset by a $0.8 million increase in labor and benefits costs due to additional staffing required to support our business expansion, particularly internationally.

Adjusted EBITDA. Adjusted EBITDA for the second quarter of 2011 was $33.5 million compared to $34.7 million for the second quarter of 2010, a decrease of 3.6%.

Our Mill Services Group’s Adjusted EBITDA decreased $0.3 million, or 0.9%, to $30.0 million. Year-over-year, the volume of steel produced by our Mill Services Group customers decreased by 4%, although this decline was partly offset by the addition of new customer contracts. Adjusted EBITDA also positively benefited from a $0.8 million arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s business, has assumed the liability for the arbitration award, and has become our new customer. In lieu of a cash payment, our new customer has agreed to compensate us by discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award via similar trade arrangements over a period of nine to twenty-four months.

Our Raw Materials and Optimization Group’s Adjusted EBITDA decreased by $3.1 million, or 21.7%. The volume of raw materials we procured for our customers decreased from 2.9 million tons in the second quarter of 2010 to 2.4 million tons in the second quarter of 2011. A decrease in large deep-sea transactions from 0.8 million tons in the second quarter of 2010 to 0.4 million tons in the second quarter of 2011 accounted for the majority of the volume decline, which was driven by the aforementioned two opportunistic large deep-sea transactions in the second quarter of 2010. Though this is a recurring business activity, the second quarter of 2010 included a large amount of volume at higher per ton margins that typical, which we estimate contributed an incremental $2.5 million of Adjusted EBITDA. The second quarter of 2011 also benefited from an arbitration settlement resulting in the recognition of $1.0 million of Adjusted EBITDA previously in dispute.

Our Administrative net expenses decreased $2.1 million, or 21.3%, in the second quarter of 2011 compared to the second quarter of 2010. The decrease was primarily due to a $2.6 million year-over-year reduction in our accrual for performance-based compensation, partly offset by increased labor related costs of $0.5 million associated with new hires.

Adjusted EBITDA Margin. Adjusted EBITDA margin in the second quarter of 2011 was 24.4% compared to 28.2% in the second quarter of 2010. The decline was primarily due to a smaller percentage of our overall revenue being generated by our higher margin Raw Materials and Optimization Group in the second quarter of 2011 compared to the same period in the prior year. This was primarily driven by margins generated in the second quarter of 2010 on two large opportunistic deep sea vessel transactions.

Share Based Compensation Associated with Initial Public Offering. In connection with our April 2011 initial public offering, we accelerated vesting of the remaining unvested shares under our Restricted Stock Plan. The 53,105 shares that were unvested immediately prior to the initial public offering, vested upon completion of the initial public offering resulting in a $0.7 million charge. Additionally, we granted 47,180 shares under the Restricted Stock Plan concurrently with the initial public offering. Those shares vested immediately and we recorded a $0.6 million charge related to the grant.

Depreciation and Amortization. Depreciation and amortization expense during the second quarter of 2011 was $14.8 million compared to $15.3 million in the second quarter of 2010, a decrease of approximately $0.5 million or 3.2%. The decrease is driven by lower depreciation expense as a result of reduced capital expenditures in 2009 and 2010 compared to the previous years. Amortization expense for the second quarter of 2011 was comparable to that incurred in the second quarter of 2010.

Interest Expense, Net. Interest Expense, Net for the second quarter of 2011 was $7.9 million, compared to $9.8 million in the second quarter of 2010, a decrease of $1.9 million or 19.5%. Interest expense on our Series 2008 Promissory Notes decreased $1.5 million as we used a portion of our initial public offering proceeds to pay off the balance of those notes. The remainder of the decrease resulted from both lower average outstanding debt balances and underlying interest rates.

Income Tax Expense. Income Tax Expense for the second quarter of 2011 was $3.7 million or 39.3% of our pre-tax income, compared to a $4.3 million expense or 45.4% of our pre-tax income in the second quarter of 2010. The Income Tax Expense for the second quarter of 2011 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The estimated effective tax rate differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits and other items which were slightly lower relative to forecast 2011 pre-tax book income than they were in the second quarter of 2010.

Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Six months ended June 30,		Variances
(dollars in thousands)	2010	2011	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$902,465	$1,103,173	$200,708	22.2%
Service Revenue	196,055	231,538	35,483	18.1%

Total Revenue	1,098,520	1,334,711	236,191	21.5%
Costs and expenses:
Cost of Raw Materials Shipments	868,784	1,062,458	193,674	22.3%
Site Operating Costs	142,040	174,197	32,157	22.6%
Selling, General and Administrative Expenses	27,124	30,001	2,877	10.6%
Share based compensatio associated with initial public offering	—	1,304	1,304
Depreciation and Amortization	31,311	29,702	(1,609)	-5.1%

Total costs and expenses	1,069,259	1,297,662	228,403	21.4%

Income from Operations	29,261	37,049	7,788	—
Interest Expense, Net	(21,325)	(16,584)	4,741	-22.2%

Income (Loss) Before Income Taxes	7,936	20,465	12,529	—
Income Tax Expense	(5,360)	(8,547)	(3,187)	59.5%

Net Income (Loss)	$2,576	$11,918	$9,342	—

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$1,098,520	$1,334,711	$236,191
Cost of Raw Materials Shipments	(868,784)	(1,062,458)	(193,674)

Revenue After Raw Materials Costs	$229,736	$272,253	$42,517	18.5%

Mill Services Group:
Total Revenue	$260,982	$327,244	$66,262
Cost of Raw Materials Shipments	(60,697)	(88,754)	(28,057)

Revenue After Raw Materials Costs	$200,285	$238,490	$38,205	19.1%

Raw Materials and Optimization Group:
Total Revenue	$837,510	$1,007,433	$169,923
Cost of Raw Materials Shipments	(808,103)	(973,720)	(165,617)

Revenue After Raw Materials Costs	$29,407	$33,713	$4,306	14.6%

Administrative:
Total Revenue	$28	$34	$6
Cost of Raw Materials Shipments	16	16	1

Revenue After Raw Materials Costs	$44	$50	$7

Adjusted EBITDA:
Net Income (Loss)	$2,576	$11,918	$9,342
Income Tax Expense	5,360	8,547	3,187
Interest Expense, Net	21,325	16,584	(4,741)
Depreciation and Amortization	31,311	29,702	(1,609)
Share based compensation associated with initial public offering	—	1,304	1,304

Adjusted EBITDA	$60,572	$68,055	$7,483	12.4%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$55,637	$59,969	$4,332	7.8%
Raw Materials and Optimization Group	22,011	25,968	3,957	18.0%
Administrative	(17,076)	(17,882)	(806)	4.7%

	$60,572	$68,055	$7,483	12.4%

Adjusted EBITDA Margin	26.4%	25.0%	-1.4%

Revenue from Sale of Materials. Revenue from Sale of Materials was $1,103.2 million the for six-month period ending June 30, 2011 compared to $902.5 million for the six-month period ending June 30, 2010. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $1,004.1 million or 91% of the Revenue from Sale of Materials in the six-month period ending June 30, 2011, and $834.2 million or 92% in the six-month period ending June 30, 2010. The remaining Revenue from Sale of Materials of $99.1 million in the six-month period ending June 30, 2011 and $68.0 million in the six-month period ending June 30, 2010 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from Sale of Materials increased by 22.2% in the six-month period ending June 30, 2011 compared to the six-month period ending June 30, 2010, driven by increases in the market price of raw materials we procured for our customers. The price of #1 Heavy Melt scrap, an indicative grade of scrap, was approximately 26% higher year-over-year. Over the same period, the volume of raw material we procured for our customers decreased by approximately 6% from 5.1 million tons in the six-month period ending June 30, 2010 to 4.8 million tons in the six-month period ending June 30, 2011. A decrease in large deep-sea transactions from 1.1 million tons in the six-month period ending June 30, 2010 to 0.8 million tons in the six-month period ending June 30, 2011 accounted for the majority of the volume decline, primarily due to the aforementioned two opportunistic large deep-sea vessel transactions which occurred in the second quarter of 2010.

Service Revenue. Service Revenue was $231.5 million in the six-month period ending June 30, 2011, compared to $196.1 million in the six-month period ending June 30, 2010. Service Revenue is primarily generated by our Mill Services Group which produced $228.1 million and $192.7 million in the six-month periods ending June 30, 2011 and June 30, 2010, respectively. The Mill Services Group accounted for in excess of 98% of Service Revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contract typically include base monthly fees and tiered pricing arrangements. While steel produced by our customers, excluding customers where we have been operating a contract for less than one year, increased 1% in the six-month period ending June 30, 2011 compared to the six-month period ending June 30, 2010, our Service Revenue increased $35.5 million, or 18.1%. The increase in service revenue was primarily driven by new contract wins both internationally and domestically.

Cost of Raw Materials Shipments. The Cost of Raw Materials Shipments increased 22.3% in the first six months of 2011 compared to the first six months of 2010. The decrease in the volume of raw materials we procured for our customers was offset by an increase in the price of the raw materials. The average composite price of #1 Heavy Melt Scrap during the six-month period ending June 30, 2011 was $414 per ton, compared to $329 per ton in the six-month period ending June 30, 2010.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $38.2 million, or 19.1%, in the six-month period ending June 30, 2011 compared to the six-month period ending June 30, 2010. Although the raw steel produced by customers of our Mill Services Group, excluding new customers, increased by 1%, new contract wins both internationally and domestically contributed year-over-year revenue growth. We generated $8.2 million in additional revenue from new contracts internationally, including one new site and two cross-sold services at existing sites. We also generated an additional $5.7 million from our UK operation due to an increased scope of work. Within the U.S. and Canada, we generated an incremental $4.8 million of service revenue from two sites that were not operating in the second quarter of 2010. Fuel surcharges and contractual price escalators contributed $2.0 million of Revenue After Raw Material Costs year-over-year. Additionally, we recorded $1.0 million of service revenue related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s business, has assumed the liability for the arbitration award, and has become our new customer. In lieu of a cash payment, our new customer has agreed to compensate us by discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award through similar trade arrangements over a period of nine to twenty-four months.

The Revenue After Raw Materials Costs for our Raw Material and Optimization group increased $4.3 million, or 14.6%, to $33.7 million. The volume of raw materials we procured for our customers decreased 6% from 5.1 million tons in the six-month period ending June 30, 2010 to 4.8 million tons in the six-month period ending June 30, 2011. A decrease in large deep-sea transactions from 1.1 million tons in the six-month period ending June 30, 2010 to 0.8 million tons in the six-month period ending June 30, 2011 accounted for the majority of the volume decline, primarily due to the aforementioned two opportunistic large deep-sea vessel transactions which occurred in the second quarter of 2010.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. These costs are largely variable and are generally correlated with our customers’ production levels. Site Operating Costs increased by $32.2 million year-over-year, or approximately 22.6%. New sites and contracts contributed $7.4 million of additional site operating costs in the six-month period ended June 30, 2011 as compared to the the six-month period ended June 30, 2010. Labor and fringe benefit costs increased $18.2 million, or 22%, and fuel and other petroleum based supply costs increased $5.8 million, or approximately 42%. Of the increase, approximately $2.9 million related to increases in the per gallon price of fuel while approximately $2.9 million related to increases in the volume of fuel we used in our operations. The majority of our contracts have a fuel surcharge or inflationary price adjustment mechanism, with such adjustments generally occurring on a lag.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the six month period ending June 30, 2011 were $30.0 million, compared to $27.1 million in the six-month period ending June 30, 2010, an increase of $2.9 million or 10.6%. Of the increase, $1.9 million related to salaries, wages and fringe benefit costs for new raw material procurement staff as well as additional administrative headcount to support our international expansion. The six month period ending June 30, 2010 also included approximately $0.8 million in gains from the sale of assets and a $0.5 million gain related to insurance reserve estimates of a predecessor entity which reduced selling, general and administrative cost and we did not have similar gains in the first six months of 2011. Also, during an audit that occurred in the six-month period ending June 30, 2011, we received a preliminary assessment of $0.6 million for value added tax related to 2007 and 2008 transactions. We are investigating means to avoid the assessment and recover some portion, but we have recorded a charge and a liability related to the assessment until such time as a recovery, if any, is reasonably assured. These increases in selling, general and administrative costs were partially offset by a $2.1 million year-over-year decrease in our accrual for performance based compensation

Adjusted EBITDA. Adjusted EBITDA for the six month period ending June 30, 2011 was $68.1 million compared to $60.6 million for the six-month period ending June 30, 2010, an increase of $7.5 million or 12.4%.

Our Mill Services Group’s Adjusted EBITDA increased $4.3 million, 7.8%, to $60.0 million. The increase in Adjusted EBITDA was driven by a 1% increase in the volume of steel produced by our customers and $1.3 million of incremental EBITDA associated with new customer contracts. Adjusted EBITDA also positively benefited from a $0.8 million arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s assets and has assumed the liability for the arbitration award. In lieu of a cash payment, our new customer has agreed to compensate us by discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award via similar trade arrangements over a period of nine to twenty-four months.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased $4.0 million or 18.0%. The increase was partially driven by slightly higher per ton margins on our procurement activities. The six-month period ending June 30, 2011 also benefited from $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature, and from an arbitration settlement that resulted in the recording of $1.0 million of Adjusted EBITDA previously in dispute.

Our Administrative net expenses increased $0.8 million or 4.7% in the six month period ending June 30, 2011 compared to the six-month period ending June 30, 2010. The increase was primarily the result of $1.6 million of additional labor costs related to new hires and a $0.6 million assessment in an audit for value added tax related to transactions completed in 2007 and 2008. This was partially offset by a $1.9 million decrease in our accrual for performance based compensation.

Adjusted EBITDA Margin. Our Adjusted EBITDA margin decreased from 26.4% in the six-month period ending June 30, 2010 to 25.0% during the six-month period ending June 30, 2011. The Adjusted EBITDA margin generated by our Mill Services Group decreased from 28% in the six-month period ending June 30, 2010 to 25% in the six month period of 2011 as the increase in costs driven by labor and fuel costs outpaced the increase in revenue.

Share Based Compensation Associated with Initial Public Offering . In connection with our April initial public offering, we accelerated vesting of the remaining unvested shares under our Restricted Stock Plan. The 53,105 shares that were unvested immediately prior to the initial public offering, vested upon completion of the initial public offering resulting in a $0.7 million charge. Additionally, we granted 47,180 shares under the Restricted Stock Plan concurrently with the initial public offering. Those shares vested immediately and we recorded a $0.6 million charge related to the grant.

Depreciation and Amortization. Depreciation and amortization expense during the six-month period ending June 30, 2011 was $29.7 million compared to $31.3 million in the six-month period ending June 30, 2010, a decrease of approximately $1.6 million or 5.1%. The decrease is driven by lower depreciation expense as a result of reduced capital expenditures in 2009 and 2010 compared to the previous years. Amortization expense for the six-month period ending June 30, 2011 was comparable to that incurred in the six-month period ending June 30, 2010.

Interest Expense, Net. Interest Expense, Net for the six-month period ending June 30, 2011 was $16.6 million, compared to $21.3 million for the six-month period ending June 30, 2010, a decrease of $4.7 million or 22.2%. Interest expense on our Series 2008 Promissory Notes decreased $2.9 million as those notes accrued interest at a lower rate beginning January 1, 2011 and were paid off in April 2011, using a portion of the initial public offering proceeds. Additionally, $0.9 million of the decrease related to the March 31, 2010 expiration of swap agreements with a higher fixed rate. The remainder of the decrease resulted from both lower average outstanding debt balances and underlying interest rates.

Income Tax Expense. Income Tax Expense for the six-month period ending June 30, 2011 was $8.5 million or 41.8% of our pre-tax income, compared to a $5.4 million expense or 67.5% of our pre-tax income in the six-month period ending June 30, 2010. The Income Tax Expense for the six months of 2011 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The estimated effective tax rate differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits and other items which were slightly lower relative to forecast 2011 pre-tax book income than they were in the second quarter of 2010.

Liquidity and Capital Resources

On June 30, 2011 we had excess availability under our senior secured ABL facility of $161.6 million and $93.8 million of cash on our balance sheet. Our excess availability consisted of $165.0 million of gross availability, the limit of the facility, less outstanding letters of credit of $3.4 million. We had no outstanding borrowings against our ABL facility. By comparison, on December 31, 2010 we had excess availability under our senior secured ABL facility of $153.6 million and $49.5 million of cash on our balance sheet. Our excess availability consisted of $164.3 million of gross availability, $0.7 million less than the maximum amount of the facility, less outstanding letters of credit of $10.7 million. We had no outstanding borrowings against our ABL facility.

In April 2011, we completed an initial public offering generating $132.2 million of proceeds after the underwriters’ discount. We used $44.0 million of the proceeds to pay off in full our obligation under the series 2008 promissory notes. The remaining proceeds were held for general corporate purposes. We believe that cash flow from operations, together with availability under our senior secured ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

The availability under our senior secured ABL facility is capped at the lower of the $165.0 million size of the facility and our borrowing base, consisting of specified percentages of trade receivables and inventory. On June 30, 2011, our accounts receivable and inventory would have supported a borrowing base of $283.6 million if the facility was not capped at $165.0 million.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow used by operating activities in the six-month period ending June 30, 2011 was $14.0 million compared to cash provided by operations of $16.1 million in the six-month period ending June 30, 2010. Working capital items used $65.6 million of cash in the first six months of 2011 compared to using $20.3 million in the first six months of 2010. Significant changes in working capital items generally relate to our raw material procurement activities and while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. As of June 30, 2011, we had paid approximately $25.3 million to acquire raw materials inventories for which we received the sale proceeds in July 2011. Additionally, we had approximately an additional $12.0 million invested in receivables from two large customers. We also made a payment for our 2010 performance based compensation program occurring in the first six months of 2011 which exceeded a similar accrual for that period by $6.3 million.

Net cash used in investing activities in the six-month period ending June 30, 2011 was $26.1 million, of which $8.1 million funded Growth Capital Expenditures and $17.9 million funded Maintenance Capital Expenditures. In the six-month period ending June 30, 2010, our net cash used by investing activities consisted primarily of $7.0 million of Growth Capital Expenditures and $11.8 million of Maintenance Capital Expenditures partially offset by $1.2 million of proceeds from the sale of equipment and $1.7 million that was returned from escrow related to a previous acquisition. Generally, our Maintenance Capital Expenditures will vary with our customer production as the schedule of assets and major components replacement is highly correlated with equipment operating hours.

Net cash provided by financing activities in the first six months of 2011 was $84.5 mainly comprised of $128.8 million of net proceeds from our initial public offering. A portion of the proceeds was used to repay $44.2 million of debt, including $42.2 million to retire our Series 2008 Promissory Notes. Net cash used by financing activities during the first six months of 2010 consisted of primarily $22.9 million of debt repayments, which included a $20.4 million prepayment on our Series 2008 Promissory Notes, partially offset by $10.5 million of revolving borrowings.

Discretionary Cash Flow

During the six-month period ending June 30, 2011 we generated $27.3 million of Discretionary Cash Flow compared to $20.4 in the first six months of 2010. We define Discretionary Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures and it is calculated as follows for the periods indicated (in thousands):

	Six months ended
	June 30, 2011	June 30, 2010
Adjusted EBITDA	$68,055	$60,572
Maintenance Capital Expenditures	(17,904)	(11,842)

Discretionary Cash Flow	$50,151	$48,730

The increase in Maintenance Capital Expenditures was driven by the increase in our customers’ production, but that increase was outpaced by the increase in Adjusted EBITDA which drove the improvement in Discretionary Cash Flow.

The table below reconciles Discretionary Cash Flow to Cash flow provided by (used in) operating activities, for the periods indicated (in thousands):

	Six months ended
	June 30, 2011	June 30, 2010
Discretionary Cash Flow	$50,151	$48,730
Maintenance Capital Expenditures	17,904	11,842
Cash interest expense	(16,022)	(18,896)
Cash income taxes	(686)	(1,533)
Change in accounts receivable	(123,657)	(98,326)
Change in inventory	(27,476)	(7,872)
Change in account payable	92,157	82,270
Change in other current assets and liabilities	(6,594)	2,481
Other operating cash flows	191	(2,618)

Net cash provided by (used in) operating activities	$(14,032)	$16,078

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

	2008	2009	2010	6 months -2010	6 months -2011
Weighted average per ton price of #1 Heavy Melt Scrap	$384	$209	$332	$322	$413

In 2010 and continuing into the first half of 2011 as the selling price of scrap increased, as well as the volume we procured for our customers, we experienced increases in Revenue from the Sale of Materials and our Cost of Raw Materials Shipments. As we would expect, we saw corresponding increases in inventory, accounts receivable and accounts payable. We generally expect that those increases will have offsetting effects and that any resulting impact to cash flows is temporary and not material. However, because of the purchasing scale of our raw material procurement business, changes in the timing of collection of receivables or payment of accounts payable can have significant, albeit temporary, impacts on our cash flow from operations in a period.

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

During the six-month period ending June 30, 2011, our accounts receivable increased $123.7 million, or 60% and our inventory increased $27.5 million, or 71%. The cash invested in working capital assets was only partially offset through an increase in accounts payable of $92.2 million, or 45%. The increases in these balances reflected increased volume and selling prices of the raw materials we procured for our customers during the first half of 2011; there were no significant impacts from collectability or valuation issues. However, as of June 30, 2011, we had paid approximately $25.3 million to acquire raw materials inventories for which we received substantially all of the sale proceeds in July 2011. We also had approximately an additional $12.0 million invested in receivables from two large customers as of June 30, 2011.

Working capital movements during the six month period ending June 30, 2010 were directionally similar to those we experienced during the first half of 2011. During the first half of 2010, our accounts receivable increased $98.2 million, or 60% and our inventory increased by $8.1 million, or 26%. The cash invested in these items was partially offset by an increase in accounts payable of $82.3 million, or 53%. As in the first half of 2011, the increases were driven by increases in Total Revenue and Cost of Raw Materials Shipments which were the result of increased volumes and underlying material prices in our raw material procurement activities.

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risk factors that are included in this Quarterly Report. We assume no obligation to update any forward-looking statements after the date of this Quarterly Report as a result of new information, future events or developments except as required by federal securities laws.

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $158.0 million at June 30, 2011 and a $165.0 million variable rate, asset-based, revolving line of credit. At June 30, 2011, we had no draw on the revolving line of credit. Assuming no changes in variable rate borrowings from the amounts outstanding at June 30, 2011, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $1.6 million. However, as part of our overall strategy to reduce the volatility associated with variable rate debt, we are party to swap agreements with notional amounts totaling $80.0 million locking in fixed LIBOR averaging 2.25% from April 1, 2010 to March 31, 2012. Factoring in the impact of the swap agreements, which reduce our overall exposure to changes in underlying variable interest rates, a hypothetical 1.0% change in underlying interest rates would change our annual Interest Expense and cash flow from operations by approximately $0.8 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the six months ended June 30, 2011, we derived approximately 73.5% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, the Trinidad/Tobago dollar and the New Taiwan dollar. For the six months ended June 30, 2011, we generated approximately $8.0 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $1.6 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $20.7 million in fuel and other petroleum-based supplies costs for the six months ended June 30, 2011. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $4.1 million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2011 would likely change the indices used to calculate the 2012 price adjustment mechanism.

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

For the twelve months ended June 30, 2011, our largest customer, United States Steel (together with its affiliates), accounted for approximately 27% of our Revenue After Raw Materials Costs, and our top 10 customers accounted for 81% of our Revenue After Raw Materials Costs. A reduction in activity by a customer at one or more sites that we service (or its decision to idle or permanently close any customer site we service) would reduce the revenue we receive from such customer at those sites. A loss of a significant customer or the partial loss of a customer’s business through the termination or non-renewal of one of its significant contracts with us, or temporary or permanent shut down of one or more sites, could have a material adverse effect on our revenue and other results of operations. In general, our contracts are not terminable without cause. However, certain of our contracts, including contracts with our largest customers, contain provisions providing for the right to terminate for convenience through the payment of significant scheduled termination fees based on the remaining terms of the contracts. Further, notwithstanding our contractual rights, we may not have an effective remedy if one of our largest customers attempts to unilaterally change the terms in our contracts.

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

We currently operate in 15 countries, and during the twelve months ended June 30, 2011 we derived approximately 21% of our Revenue After Raw Materials Costs from providing services and products to steel mills outside of North America. Due to the extensive diversification of our international operations, we are subject to a higher level of risk than some other companies relating to international conflicts, wars, internal civil unrest, trade embargoes and acts of terrorism. As we expand internationally, we will further become exposed to a variety of risks that may materially adversely affect results of operations, cash flows or financial position. These include the following:

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

As of June 30, 2011, our largest customer, United States Steel (together with its affiliates), accounted for 23% of our accounts receivable, and our top 10 customers accounted for 55% of our accounts receivable. We are party to multiple long-term contracts with many of our customers, including a number of contracts with United States Steel and its affiliates. Our relative concentration of significant customers, combined with the risk of customer financial difficulties and resulting impacts on us as described above, exposes us to concentrated credit risk or the risk of reduced borrowing capacity under our senior secured ABL facility. Further consolidation among any of the steel industry’s larger companies, many of which are our customers, could further increase the concentration of credit risk we face.

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

We have estimated future production volumes on the basis of our past experience under our existing customer relationships and the length of the terms of our existing contracts. However, such projected volumes may not be realized as revenue or, if realized, may not result in profits. As of June 30, 2011, and based on production volumes for the twelve months ended June 30, 2011 and remaining contract terms, we estimate that our existing multi-year contracts will generate approximately $1.6 billion in future Revenue After Raw Materials Costs. These estimates are based on assumptions that may prove to be incorrect. Accordingly, investors should not place undue reliance on such estimates. Cancellation of contracts or other changes by our customers could significantly reduce the revenue and profit we actually receive from our contracts. In the event of a cancellation, we may be reimbursed for certain costs, but we typically have limited contractual rights to revenue for services not yet performed. Our customers’ future requirements and our estimates may prove to be unreliable. If our estimates of future production volumes fail to materialize, we could experience a reduction in revenue after materials costs and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

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

Fluctuations in foreign exchange rates between the U.S. dollar and the other currencies in which we conduct business may materially adversely impact our operating income and income from continuing operations in any given fiscal period. Our operations in the United States accounted for approximately 74% of our Revenue After Raw Materials Costs and 76% of our Adjusted EBITDA for the twelve months ended June 30, 2011. An increase in the value of the U.S. dollar relative to the foreign currencies in which we earn our revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. Fluctuations in foreign exchange rates or decreases in exports of steel, including decreases resulting from the imposition of significant export restrictions, could also have an impact on demand for steel, the volume of global steel production and steel production in North America, as well as affect scrap pricing and procurement costs. If the exchange rates for foreign currencies change materially in relation to the U.S. dollar, our financial position, results of operations, or cash flows may be materially affected.

An increase in our debt service obligations may materially adversely affect our earnings and available cash and could make it more difficult to refinance our existing debt.

Our credit facilities include a senior secured ABL facility, a senior secured term loan credit facility and a senior secured synthetic letter of credit facility. As of June 30, 2011, our gross availability under the senior secured ABL facility was $165.0 million and we had no borrowings outstanding. Also on that date, $3.4 million face amount of letters of credit were issued against our senior secured ABL facility and $13.8 million face amount of letters of credit were issued under the senior secured synthetic letter of credit facility. Our subsidiary, Tube City IMS Corporation, issued senior subordinated notes due February 1, 2015, which are unsecured obligations subordinated in right of payment to all of Tube City IMS Corporation’s and its subsidiaries’ existing and future senior indebtedness but senior in right of payment to any future subordinated obligations As of June 30, 2011, the aggregate amount outstanding in respect of the senior subordinated notes was $223.0 million.

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

We also insure our workers’ compensation obligations under our large deductible workers’ compensation program. Under this program, the maximum exposure per claim is $1.0 million and stop-loss coverage is maintained for amounts above this limit. The aggregate maximum exposure is limited to a percentage of payroll for each open policy. We accrue for this expense in amounts that include estimates for incurred but not reported claims, as well as estimates for the ultimate cost of all known claims. We do not have funds on deposit with any third-party insurance company administering self-funded retentions, but we do secure these obligations with letters of credit.

At June 30, 2011, we had recorded liabilities of $4.0 million related to both asserted and unasserted health insurance and workers’ compensation claims. If actual claims are higher than those projected by management, an increase to our reserves for health insurance and workers’ compensation claims may be required and would be recorded as a charge to income in the period in which the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to our insurance reserves may be required and would be recorded as a reduction to expense in the period in which the need for the change was determined.

We are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers.

As of June 30, 2011, approximately 45% of our North American hourly employees are covered by 30 collective bargaining agreements. Labor agreements with these unions expire periodically through April 2016. Approximately 21% of our North American hourly employees are covered by collective bargaining agreements that expire before June 30, 2012. Our negotiations of new labor agreements with our union employees are time-consuming and subject to many factors outside of our control, and we may not be successful in such negotiations. Each regularly scheduled negotiation of labor agreements may result in increased labor costs. If we are unable to negotiate new terms with our unionized labor successfully as their contracts become due, we could experience a work stoppage, which could materially adversely impact our results of operations or, in the worst case scenario, lead to the termination of contracts with one or more of our significant customers.

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

As of December 31, 2010, the date the assets and liabilities of our plans were last actuarially computed, our pension plans were underfunded by a total of $5.6 million. We made cash payments of approximately $2.3 million to the underfunded pension plans during the year ended December 31, 2010, consisting primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. The funded status of the plans may be adversely affected by the investment experience of the plans’ assets in both the United States and Canada, by any changes in the law either in the United States or Canada, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. Accordingly, if the performance of our plans’ assets does not meet our expectations, if there are changes to the U.S. Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.

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

While we maintain insurance policies to provide us with protection against a variety of contingencies, including general liability, workers’ compensation, property, automobile and directors’ and officers’ liability, we cannot assure you that the amount of such insurance will be sufficient to cover all liabilities we incur. If actual claims are in excess of the amount of insurance coverage that we have under these insurance policies, we would experience an increase in costs which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 5.	Other Information

On August 8, 2011, the Company entered into amended and restated employment agreements with each of Joseph Curtin and Thomas E. Lippard, Esq. and amendments to the employment agreements of each of Raymond S. Kalouche, J. David Aronson and Daniel E. Rosati.

Mr. Curtin’s amended and restated employment agreement extends his term of employment to December 31, 2014, on which date Mr. Curtin intends to retire from the Company. Mr. Curtin’s amended and restated employment agreement includes the following provisions, some of which have been carried forward from his prior employment agreement (as previously filed): upon Mr. Curtin’s retirement on December 31, 2014 (or upon termination of his employment by the Company without cause or by Mr. Curtin for good reason prior thereto), (1) the Company shall pay Mr. Curtin a severance payment equal to two times his base salary in equal monthly installments over a period of two years, (2) the Company shall continue providing health coverage to Mr. Curtin for a period of two years, (3) any stock options held by Mr. Curtin will continue to vest through April 30, 2015, and (4) Mr. Curtin shall be entitled to any pro-rated bonus earned for the year in which termination occurs if his employment terminates prior to December 31, 2014 (including if the termination is due to Mr. Curtin’s death or disability), or any bonus earned for 2014 if he retires on December 31, 2014. Each of the foregoing benefits is conditioned upon Mr. Curtin continuing to comply with certain restrictive covenants and delivering a general release agreement. Mr. Curtin will also provide transition services to our board of directors, officers and employees during the two-year period following his retirement. In addition, the Company shall pay Mr. Curtin annual retirement benefits of $50,000 in equal monthly installments for a period of ten years following his termination of employment.

Mr. Lippard’s amended and restated employment agreement extends his term of employment to December 31, 2012, on which date Mr. Lippard intends to retire from the Company. Mr. Lippard’s amended and restated employment agreement includes the following provisions, some of which have been carried forward from his prior employment agreement (as previously filed): upon Mr. Lippard’s retirement on December 21, 2012 (or upon termination of his employment by the Company without cause or by Mr. Lippard for good reason prior thereto), (1) the Company shall pay Mr. Lippard a severance payment equal to two times his base salary in equal monthly installments over a period of two years, (2) the Company shall continue providing health coverage to Mr. Lippard for a period of two years, (3) any stock options held by Mr. Lippard will continue to vest through April 30, 2013, and (4) Mr. Lippard shall be entitled to any pro-rated bonus earned for the year in which termination occurs if his employment terminates prior to December 31, 2012 (including if the termination is due to Mr. Lippard’s death or disability), or any bonus earned for 2012 if he retires on December 31, 2012. Each of the foregoing benefits is conditioned upon Mr. Lippard continuing to comply with certain restrictive covenants and delivering a general release agreement. Mr. Lippard will also provide transition services to our board of directors, officers and employees during the two-year period following his retirement. In addition, the Company shall pay Mr. Lippard annual retirement benefits of $50,000 in equal monthly installments for a period of ten years following his termination of employment.

Each of the amendments for Messrs. Kalouche, Aronson and Rosati extends their respective term of employment to December 31, 2014 with automatic one-year renewals thereafter. In addition, each of the amended and restated employment agreements and the amendments deletes certain references to Onex Partners II L.P. that are no longer pertinent now that the Company is a public company.

This description of the amended and restated employment agreements and the amendments is qualified in its entirety by the terms and conditions of such amended and restated employment agreements and amendments, each of which is filed as Exhibits 10.26, 10.27, 10.28, 10.29 and 10.30, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of TMS International Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed April 6, 2011.)

3.2	Amended and Restated By-Laws of TMS International Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2011.)

4.7	Form of Amendment No. 1 to Series 2008 Promissory Notes due November 26, 2020, dated as of January 1, 2011. (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed February 17, 2011.)

4.8	First Amendment to Investor Stockholders Agreement, dated as of March 22, 2011. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed April 6, 2011.)

4.9	Form of Non-Executive Letter Agreement. (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, No. 333-166807, filed April 6, 2011.)

10.26	Second Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and Joseph Curtin.†

10.27	Second Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and Thomas E. Lippard.†

10.28	Second Amendment to Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and Raymond S. Kalouche.†

10.29	Second Amendment to Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and J. David Aronson.†

10.30	Amendment to Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and Daniel E. Rosati.†

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101	XBRL data file†
†	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, Commonwealth of Pennsylvania, on August 10, 2011.

TMS International Corp. and Subsidiaries

By:	/s/ Joseph Curtin	By:	/s/ Daniel E. Rosati
	Joseph Curtin		Daniel E. Rosati
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)