Form 10-Q
period 2011-09-30
TMS International Corp.
filed 2011-11-08
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

12,880,000 shares of class A common stock, $0.001 par value per share, and 26,375,973 shares of class B common stock, $0.001 par value per share, were outstanding as of the close of business on November 7, 2011.

i

Explanatory Note

Unless the context otherwise indicates or requires, as used in this report for the quarterly period ended September 30, 2011 (the “Quarterly Report”), references to:

•	“Company,” “TMS,”“we,” “our” or “us” refer to TMS International Corp. and its consolidated subsidiaries;

•

“IPO” or “initial public offering” refers to the Company’s initial public offering of 12,880,000 shares of its class A common stock pursuant to a registration statement relating to these securities (File No. 333-166807), filed with the Securities and Exchange Commission and declared effective on April 8, 2011.

•	“Mill Services Group” refers to the mill services group segment of the Company;

•	“Onex” refers to Onex Partners II LP, collectively with other entities affiliated with Onex Corporation;

•	“Raw Material and Optimization Group” refers to the raw material and optimization group segment of the Company; and

•	“TCIMS” refers to the Company’s wholly-owned indirect subsidiary, Tube City IMS Corporation, a Delaware corporation.

ii

PART I—Financial Information

Item 1.	Financial Statements

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Revenue from Sale of Materials	$588,218	$376,096	$1,691,391	$1,278,561
Service Revenue	120,996	101,888	352,534	297,943

Total Revenue	709,214	477,984	2,043,925	1,576,504
Costs and Expenses:
Cost of Raw Materials Shipments	569,911	361,422	1,632,369	1,230,206
Site Operating Costs	90,963	73,472	265,160	215,512
Selling, General and Administrative Expenses	14,011	12,935	44,012	40,059
Share based compensation associated with initial public offering	—	—	1,304	—
Provision for Transition Agreement	745	—	745	—
Depreciation	11,856	12,059	35,424	37,281
Amortization	3,068	3,044	9,202	9,133

Total Costs and Expenses	690,554	462,932	1,988,216	1,532,191
Income from Operations	18,660	15,052	55,709	44,313
Interest Expense, Net	(7,792)	(9,523)	(24,376)	(30,848)

Income Before Income Taxes	10,868	5,529	31,333	13,465
Income Tax Expense	(4,497)	(3,483)	(13,044)	(8,843)

Net Income	6,371	2,046	18,289	4,622
Net (income) loss attributable to noncontrolling interests	134	—	194	—
Accretion on preferred stock	—	(5,807)	(7,156)	(16,897)

Net income (loss) attributable to TMS International Corp. common stock	$6,505	$(3,761)	$11,327	$(12,275)

Net Income (Loss) per Share:
Basic	$0.17	$(0.76)	$0.43	$(2.48)
Diluted	$0.17	$(0.76)	$0.43	$(2.48)
Average Common Shares Outstanding:
Basic	39,255,973	4,943,992	26,290,157	4,944,261
Diluted	39,255,973	4,943,992	26,295,801	4,944,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,828	$49,492
Accounts receivable, net of allowance for doubtful accounts of $2,330 and $2,125, respectively	325,826	207,147
Inventories	62,338	38,664
Prepaid and other current assets	22,081	19,562
Deferred tax asset	6,335	6,702

Total current assets	515,408	321,567
Property, plant and equipment, net	146,841	138,540
Deferred financing costs, net of accumulated amortization of $11,130 and $9,280, respectively	6,534	8,384
Goodwill	242,472	242,148
Other intangibles, net of accumulated amortization of $56,374 and $47,232, respectively	156,585	165,295
Other noncurrent assets	3,233	2,971

Total assets	$1,071,073	$878,905

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$245,619	$177,668
Accounts payable overdraft	47,430	25,802
Salaries, wages and related benefits	25,595	28,934
Accrued expenses	20,019	30,834
Revolving borrowings	3,511	304
Current portion of long-term debt	3,141	3,185

Total current liabilities	345,315	266,727
Long-term debt	380,005	380,997
Indebtedness to related parties	—	42,155
Deferred tax liability	52,808	42,932
Other noncurrent liabilities	18,501	20,203

Total liabilities	796,629	753,014
Redeemable preferred stock:
Redeemable, convertible preferred stock, 50,000 shares authorized with 22,000 and 25,000 shares designated as Class A; $0.001 par value per share; 0 and 21,883 shares issued and outstanding, respectively, at September 30, 2011 and December 31, 2010, liquidation preference of $0 and $296,844 at September 30, 2011 and December 31, 2010, respectively, accumulated and unpaid dividend of $0 and $80,203 at September 30, 2011 and December 31, 2010, respectively	—	296,844
Stockholders’ equity (deficit):
Class A common stock; 200,000,000 shares authorized, $0.001 par value per share; 12,880,000 and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	13	—
Class B common stock 30,000,000 shares authorized, $0.001 par value per share; 26,375,973 and 4,943,992 issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	26	—
Capital in excess of par value	434,519	—
Accumulated deficit	(154,381)	(165,717)
Accumulated other comprehensive (loss)	(6,718)	(5,502)

Total TMS International Corp. stockholders’ equity (deficit)	273,459	(171,219)
Noncontrolling interests	985	266

Total stockholders’ equity (deficit)	274,444	(170,953)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$1,071,073	$878,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except share and per share data)

	Nine months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$18,289	$4,622
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and Amortization	44,626	46,414
Amortization of deferred financing costs	1,850	1,851
Deferred income tax	11,789	5,007
Provision for bad debts	412	91
Loss (gain) on the disposal of equipment	44	(752)
Non cash share based compensation cost	1,909	22
Increase (decrease) from changes in:
Accounts receivable	(119,091)	(58,804)
Inventories	(23,674)	(1,743)
Prepaid and other current assets	2,182	(4,152)
Other noncurrent assets	295	34
Accounts payable and cash overdraft	89,579	36,918
Accrued expenses	(11,030)	7,253
Other noncurrent liabilities	(589)	147
Other, net	(2,529)	(167)

Net cash provided by operating activities	14,062	36,741

Cash flows from investing activities:
Capital Expenditures	(51,703)	(30,537)
Proceeds from sale of equipment	520	1,247
Acquisition	(50)	(495)
Amount returned from escrow related to previous acquisition	—	1,712
Contingent payment for acquired business	(337)	(339)
Cash flows related to IU International, net	(284)	(302)

Net cash used in investing activities	(51,854)	(28,714)

Cash flows from financing activities:
Revolving credit facility borrowing (repayments), net	3,259	(3,766)
Net proceeds from initial public offering	128,657	—
Repayment of debt	(45,277)	(23,993)
Contributions from noncontrolling interests	979	266

Net cash provided by (used in) financing activities	87,618	(27,493)

Effect of exchange rate changes on cash and cash equivalents	(490)	84

Cash and cash equivalents:
Net increase (decrease) in cash	49,336	(19,382)
Cash at beginning of period	49,492	29,814

Cash at end of period	$98,828	$10,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

(unaudited)

TMS International Corp.
Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, June 30, 2010	—	4,943,992	4,943,992
Share-based compensation costs	—	—	—
Forfeited restricted shares	—	—	—
Accumulating dividend on class A preferred stock	—	—	—
Investment of noncontrolling interest	—	—	—
Comprehensive income (loss):
Net income	—	—	—
Translation adjustment	—	—	—
Loss on fair value of hedging instruments, net of tax	—	—	—
Change in funded status of retirement plans, net of tax	—	—	—

Total comprehensive income (loss)	—	—	—

Balances, September 30, 2010	—	4,943,992	4,943,992

TMS International Corp.
Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, June 30, 2011	12,880,000	26,375,973	39,255,973
Share-based compensation costs
Forfeited restricted shares	—	—	—
Comprehensive income (loss):
Net income	—	—	—
Translation adjustment	—	—	—
Gain on fair value of hedging instruments, net of tax	—	—	—
Change in funded status of retirement plans, net of tax	—	—	—

Total comprehensive income (loss)	—	—	—

Balance, September 30, 2011	12,880,000	26,375,973	39,255,973

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

(unaudited)

TMS International Corp.
Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, December 31, 2009	—	4,944,399	4,944,399
Share-based compensation costs	—	—	—
Forfeited restricted shares	—	(407)	(407)
Accumulating dividend on class A preferred stock	—	—	—
Investment of noncontrolling interest	—	—	—
Comprehensive income (loss):
Net income	—	—	—
Translation adjustment	—	—	—
Loss on fair value of hedging instruments, net of tax	—	—	—
Change in funded status of retirement plans, net of tax	—	—	—

Total comprehensive income (loss)	—	—	—

Balances, September 30, 2010	—	4,943,992	4,943,992

	TMS International Corp.
	Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, December 31, 2010		4,943,992	4,943,992
Share-based compensation costs
Forfeited restricted shares	—	—	—
Accumulating dividend on class A preferred stock	—	—	—
Conversion of preferred shares	—	23,384,801	23,384,801
Issuance of restricted stock associated with the IPO	—	47,180	47,180
Issuance of primary shares and recapitalization of existing shares	12,880,000	(2,000,000)	10,880,000
Comprehensive income (loss):
Net income	—	—	—
Translation adjustment	—	—	—
Gain on fair value of hedging instruments, net of tax	—	—	—
Change in funded status of retirement plans, net of tax	—	—	—

Total comprehensive income (loss)	—	—	—

Balance, September 30, 2011	12,880,000	26,375,973	39,255,973

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

(unaudited)

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Amount	Class B Amount
Balances, June 30, 2010	$—	$—	$—	$(158,569)	$(8,833)	$(167,402)	$—	$(167,402)
Share-based compensation costs	—	—	7	—	—	7	—	7
Forfeited restricted shares	—	—	—	—	—	—	—	—
Accumulating dividend on class A preferred stock	—	—	(7)	(5,811)	—	(5,818)	—	(5,818)
Investment of noncontrolling interest	—	—	—	—	—	—	266	266
Comprehensive income (loss):
Net income	—	—	—	2,046	—	2,046	—	2,046
Translation adjustment	—	—	—	—	6,371	6,371	—	6,371
Loss on fair value of hedging instruments, net of tax	—	—	—	—	(102)	(102)	—	(102)
Change in funded status of retirement plans, net of tax	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	2,046	6,269	8,315	—	8,315

Balances, September 30, 2010	$—	$—	$—	$(162,334)	$(2,564)	$(164,898)	$266	$(164,632)

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Amount	Class B Amount
Balances, June 30, 2011	$13	$26	$434,324	$(160,886)	$755	$274,232	$171	$274,403
Share-based compensation costs			320			320	—	320
Forfeited restricted shares	—	—	—	—	—	—	—	—
Costs incurred due to initial public offering			(125)			(125)	—	(125)
Investment of noncontrolling interest	—	—	—	—	—	—	979	979
Comprehensive income (loss):
Net income (loss)	—	—	—	6,505		6,505	(134)	6,371
Translation adjustment	—	—	—	—	(7,721)	(7,721)	(31)	(7,752)
Gain on fair value of hedging instruments, net of tax	—	—	—	—	248	248	—	248
Change in funded status of retirement plans, net of tax	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	6,505	(7,473)	(968)	(165)	(1,133)

Balance, September 30, 2011	$13	$26	$434,519	$(154,381)	$(6,718)	$273,459	$985	$274,444

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

(unaudited)

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Amount	Class B Amount
Balances, December 31, 2009	$—	$—	$—	$(150,070)	$(1,077)	$(151,147)	$—	$(151,147)
Share-based compensation costs	—	—	22	—	—	22	—	22
Forfeited restricted shares	—	—	—	—	—	—	—	—
Accumulating dividend on class A preferred stock	—	—	(22)	(16,886)	—	(16,908)	—	(16,908)
Investment of noncontrolling interest	—	—	—	—	—	—	266	266
Comprehensive income (loss):
Net income	—	—	—	4,622	—	4,622	—	4,622
Translation adjustment	—	—	—	—	(1,488)	(1,488)	—	(1,488)
Loss on fair value of hedging instruments, net of tax	—	—	—	—	1	1	—	1
Change in funded status of retirement plans, net of tax	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	4,622	(1,487)	3,135	—	3,135

Balances, September 30, 2010	$—	$—	$—	$(162,334)	$(2,564)	$(164,898)	$266	$(164,632)

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Amount	Class B Amount
Balances, December 31, 2010	$—	$—	$—	$(165,717)	$(5,502)	$(171,219)	$266	$(170,953)
Share-based compensation costs			1,299			1,299	—	1,299
Forfeited restricted shares	—	—	—	—	—	—	—	—
Accumulating dividend on class A preferred stock			(11)	(7,147)	—	(7,158)	—	(7,158)
Conversion of preferred shares	—	23	303,979	—	—	304,002	—	304,002
Issuance of restricted stock associated with the IPO			613			613		613
Issuance of primary shares and recapitalization of existing shares	13	3	128,639	—	—	128,655	—	128,655
Investment of noncontrolling interest	—	—	—	—	—	—	979	979
Comprehensive income (loss):
Net income (loss)	—	—	—	18,483		18,483	(194)	18,289
Translation adjustment	—	—	—	—	(1,853)	(1,853)	(66)	(1,919)
Gain on fair value of hedging instruments, net of tax	—	—	—	—	637	637	—	637
Change in funded status of retirement plans, net of tax	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	18,483	(1,216)	17,267	(260)	17,007

Balance, September 30, 2011	$13	$26	$434,519	$(154,381)	$(6,718)	$273,459	$985	$274,444

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

	TMS International		Noncontrolling Interests		Total
	Third quarter ended September 30		Third quarter ended September 30		Third quarter ended September 30
	2011	2010	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$6,505	$2,046	$(134)	$—	$6,371	$2,046
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(7,721)	6,371	(31)	—	(7,752)	6,371
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postemployment benefit plans	—	—	—	—	—	—
Unrecognized gains (losses) on derivatives:
Net change from periodic revaluations	(11)	(347)	—	—	(11)	(347)
Net amount reclassified to earnings	259	245	—	—	259	245

Net unrecognized gains (losses) on derivatives	248	(102)	—	—	248	(102)

Total Other comprehensive (loss) income, net of tax	(7,473)	6,269	(31)	—	(7,504)	6,269

Comprehensive (loss) income	$(968)	$8,315	$(165)	$—	$(1,133)	$8,315

	TMS International		Noncontrolling Interests		Total
	Nine months ended September 30		Nine months ended September 30		Nine months ended September 30
	2011	2010	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$18,483	$4,622	$(194)	$—	$18,289	$4,622
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(1,853)	(1,488)	(66)	—	(1,919)	(1,488)
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postemployment benefit plans	—	—	—	—	—	—
Unrecognized gains (losses) on derivatives:
Net change from periodic revaluations	(120)	(1,299)	—	—	(120)	(1,299)
Net amount reclassified to earnings	757	1,300	—	—	757	1,300

Net unrecognized gains (losses) on derivatives	637	1	—	—	637	1

Total Other comprehensive (loss), net of tax	(1,216)	(1,487)	(66)	—	(1,282)	(1,487)

Comprehensive income (loss)	$17,267	$3,135	$(260)	$—	$17,007	$3,135

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1—Nature of Operations

TMS International Corp. ( the “Company”) through its subsidiaries, including TCIMS, is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at 78 customer sites in ten countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for future periods. In the nine-month period ending September 30, 2011, the Company recorded $1.0 million of Revenue from the Sale of Materials and a $0.8 million credit to Cost of Raw Materials Shipments related to certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature.

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

As a result of the activity in connection with the initial public offering, as of November 7, 2011, the Company had outstanding 12,880,000 shares of class A common stock and 26,375,973 shares of class B common stock. A more detailed discussion of the initial public offering follows.

Offering details and proceeds

On April 19, 2011, the Company closed an initial public offering selling 9,200,000 class A common shares at $13.00 per share. The Company received $111.8 million in net proceeds after deducting the underwriters’ commission. In the same initial public offering the Company’s existing shareholders also sold 2,000,000 shares of class B common stock, which converted to class A common stock upon sale, at $13.00 per share. On April 29, 2011, the Company sold an additional 1,680,000 class A common shares at $13.00 per share, generating an additional $20.4 million as the Company’s underwriters exercised their overallotment option. Additionally, the Company incurred $3.5 million of expenses as a direct result of the initial public offering, which reduced the net proceeds available for use. The Company used $44.0 million of proceeds from the initial public offering to pay off in full its obligations under the Series 2008 promissory notes. The remaining proceeds have been used or are being held for general corporate purposes including funding capital expenditures for new contracts.

Amendment to certificate of incorporation and stock split

On April 5, 2011, prior to its initial public offering, the Company amended and restated its certificate of incorporation creating two classes of common stock: class A common stock and class B common stock. The Company’s previously-outstanding shares of common stock, including those issued under the Company’s Restricted Stock Plan, were converted into shares of class B common stock. The Company’s amended and restated certificate of incorporation also provided for a stock split to occur on the date of pricing of the Company’s initial public offering. The Company priced the initial public offering on April 13, 2011 at $13.00 per share and effectuated a 207.4307-for-one stock split of the class B common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

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

Note 3—Earnings per Share

The calculation of basic earnings per share for each period is based on the weighted-average number of shares of common stock outstanding during the period. All shares issued under the Company’s restricted stock plan are entitled to participate in dividends, if declared, and are considered outstanding regardless of whether or not vested. Shares forfeited under the plan reduce the total shares outstanding. Diluted net income (loss) per share is calculated using the weighted-average number of common shares plus potential common shares outstanding during the period, but only to the extent that such potential common shares are dilutive. The Company’s class A preferred stock, including the accumulated dividend thereon, automatically converted into 23,384,801 shares of class B common stock on April 19, 2011 upon the Company completing its initial public offering.

The table below reconciles the basic weighted average shares outstanding to the dilutive weighted average shares outstanding for the periods indicated;

	Third quarter ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Basic average common shares outstanding	39,255,973	4,943,992	26,290,157	4,944,261
Dilutive effect of stock options outstanding	—	—	5,644	—

Diluted average common shares outstanding	39,255,973	4,943,992	26,295,801	4,944,261

Note 4—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Scrap iron and steel	$27,897	$13,096
Goods in transit	24,089	16,892
Spare parts and supplies	10,352	8,676

Total inventories	$62,338	$38,664

Note 5—Income Taxes

The income tax expense for the nine months ended September 30, 2011 and 2010 reflects a year-to-date effective tax rate of 41.8% and 67.5%, respectively, and a 2011 estimated annualized effective tax rate of 39.8%. The income tax expense for the nine months ended September 30, 2011, is based on an estimated annual effective rate, which requires management to make its best estimate of expected pre-tax income for the year. The estimated effective tax rates for 2011 and 2010 differ from the federal statutory rate of 35.0% due principally to state taxes, foreign taxes, permanent differences related to nondeductible marketing expenses and foreign deemed dividends.

Accounting for Uncertainty in Income Taxes

As of September 30, 2011 and December 31, 2010, the Company has recorded a $0.2 million liability for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The total amount of interest and penalty recognized related to uncertain tax positions as of September 30, 2011 and 2010 was not material. The tax years 2008-2010 remain open to examination by the major taxing jurisdictions where the Company conducts business.

Note 6—Debt

Debt is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Bank overdraft facility	$—	$228
Invoice discounting facility	3,511	76
Senior secured term loan	157,575	158,812
Senior subordinated notes	223,000	223,000
Series 2008 promissory notes	—	42,155
Capital equipment leases and installment notes	2,571	2,370

Total indebtedness	$386,657	$426,641

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Revolving borrowings	$3,511	$304
Current portion of long-term debt	3,141	3,185
Long-term debt	380,005	380,997
Indebtedness to related parties	—	42,155

Total indebtedness	$386,657	$426,641

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

On January 25, 2007, in connection with the acquisition by Onex of our business, TCIMS entered into (a) a senior secured asset based lending (“ABL”) facility in an aggregate principal amount of $165.0 million, (b) a senior secured term loan credit facility in an aggregate principal amount of $165.0 million, and (c) a $20.0 million senior secured synthetic letter of credit facility. TCIMS initially borrowed $50.5 million under its senior secured ABL facility. TCIMS also issued $225.0 million of 9.75% senior subordinated notes.

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

As of September 30, 2011, the eligible accounts receivable and inventory that comprise the collateral under the ABL facility supported a gross borrowing base of $165.0 million, which is the limit of the facility. At September 30, 2011, there were no outstanding revolving borrowings and $13.6 million letters of credit outstanding against the facility, leaving a net available balance of $151.4 million. The Company believes the ABL facility and other sources of liquidity are currently adequate to fund its operations.

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

Term Loan Facility and Synthetic Letter of Credit Facility

The senior secured credit facilities also include a $165.0 million senior secured term loan credit facility and a $20.0 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At September 30, 2011, there were $12.8 million of outstanding letters of credit under the senior secured synthetic letter of credit facility.

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

At September 30, 2011, the rate of interest applicable to amounts then outstanding under the senior secured term loan facility was 2.24%, consisting of the one month Eurodollar deposit rate of 0.24% and an applicable margin of 2.00%.

The senior secured term loan credit facility provides for amortization payments to become due in quarterly installments of $412,500 on the last day of each March, June, September, and December, through December 31, 2013. On January 25, 2014, the senior secured term loan credit facility will mature, and all amounts outstanding thereunder shall be due in full.

The senior secured term loan credit facility contains affirmative and negative covenants, including limitations on dividends and other payments in respect of capital stock, but does not have any financial maintenance covenants. TCIMS is the primary obligor under the senior secured term loan credit facility and the senior secured synthetic letter of credit facility are guaranteed by TCIMS, its subsidiaries that guarantee the senior secured ABL facility, and certain additional subsidiaries. The obligations are secured by a first priority interest in assets (other than accounts receivable and inventory) of TCIMS and its subsidiaries that are guarantors and a second priority interest in the accounts receivable and inventory of such entities, subject to certain exceptions and permitted liens.

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

At September 30, 2011, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

	Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC		September 30, 2011	December 31, 2010
Interest rate swaps	Other noncurrent liabilities	$757	$1,792

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

Through the March 31, 2012 expiration of the swap agreements, the Company expects to make payments or receive proceeds at the end of each monthly reset period under its swaps agreements based on the underlying interest rates at the beginning of the period relative to the fixed rates of the swap agreements. Based on the anticipated rates, the Company expects that it will reverse a $0.5 million loss out of OCI, net of tax of $0.3 million, and record $0.8 million of Interest Expense related to the swap agreements.

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

	September 30, 2011	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Derivatives	$757	$—	$757	$—

Note 8—Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Class A Preferred Stock—The Company has 22,000 shares of authorized class A preferred stock with a par value of $0.001. At December 31, 2010 there were 21,883 shares of class A preferred stock outstanding. The class A preferred stock has an initial liquidation preference of $9,900 per share and carries an 8% accumulating, compounding dividend. Approximately 91% of our class A preferred stock was held by Onex, the Company’s controlling shareholder. Through its controlling interest in the Company’s common stock, Onex could initiate a call of the preferred shares for the total liquidation value. The total liquidation value included accumulated and unpaid dividends. The Company recorded $7.2 million and $16.9 million of accumulated dividends for the first nine months of 2011 and the first nine months of 2010, respectively. The accumulated dividends were recorded as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as an increase in accumulated deficit.

On April 19, 2011, in connection with the Company’s initial public offering, the class A preferred stock automatically converted into 23,384,801 shares of class B common stock. See Note 2 Basis of Presentation.

Common Stock—On April 5, 2011, the Company amended and restated its certificate of incorporation creating two classes of common stock: class A common stock and class B common stock. The Company’s previously-outstanding shares of common stock, including those issued under the Company’s restricted stock plan, were converted into class B common stock. On April 13, 2011, in connection with its initial public offering, the Company effectuated a 207.4307-for-one stock split. The creation of two classes of common stock and the stock split have been retroactively reflected in these consolidated financial statements. See Note 2 Basis of Presentation.

After giving retroactive effect to the stock split, at September 30, 2011 and December 31, 2010, there were 26, 375,973 and 4,943,992 outstanding shares of class B common stock, respectively, of which 404,816 were issued under the Company’s restricted stock plan. As of September 30, 2011, all of the shares issued under the restricted stock plan were vested in conjunction with the initial public offering in April 2011.

The ability of TCIMS to pay dividends is limited by its senior secured ABL its senior secured term loans and senior notes indenture covenants. Those covenants include limits on TCIMS’s ability to make payments, via dividends or other means, to TMS.

Note 9—Stock Based Compensation

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

The total fair value of the options granted was $3.5 million. The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the performance based option by amortizing each individual tranche over the estimated requisite service period. During the quarter and nine months ended September 30, 2011, the Company recognized $0.3 and $0.6 million, respectively, in share based compensation expense related to the Long Term Incentive Plan.

Restricted Stock Plan

Effective February 28, 2007, TMS established the TMS International Corp. restricted stock plan and granted 447,228 shares of restricted stock to employees of the Company. On the grant date, 111,807 shares, 25% of the total grant, vested immediately and, so long as the recipients remain actively employed by the Company, the remaining shares were scheduled to vest in even 15% increments on each of the first five anniversary dates of the grant. The Company estimated the restricted shares had a fair value of $0.48 per share on the grant date based on the amount paid for its common stock during the acquisition of us by Onex . Share based compensation costs for the restricted stock before any modification of the award for the nine months ended September 30, 2011 and 2010 were not material.

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

In 2010, the Company moved certain operational and administrative departments and locations among the reported segments. In order to reflect the changes made and to maintain comparability of segment information, the amount for EBITDA has been restated for the 2010 periods presented. EBITDA for the Mill Services Group increased $0.1 and $0.6 million, respectively and Administrative decreased by the same amount, for the third quarter and nine months ended September 30, 2010.

Information by reportable segment is as follows (in thousands):

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net of inter-segment revenues
Mill Services Group	$168,360	$136,389	$495,605	$397,371
Raw Material and Optimization Group	540,853	341,579	1,548,286	1,179,089
Administrative	1	16	34	44

	$709,214	$477,984	$2,043,925	$1,576,504

Adjusted earnings before interest, taxes, depreciation and amortization
Mill Services Group	$29,537	$28,256	$89,507	$83,895
Raw Material and Optimization Group	13,254	9,795	39,223	31,806
Administrative	(8,462)	(7,896)	(26,346)	(24,974)

	$34,329	$30,155	$102,384	$90,727

Depreciation and Amortization
Mill Services Group	$12,765	$13,004	$38,148	$40,061
Raw Material and Optimization Group	112	100	328	322
Administrative	2,047	1,999	6,150	6,031

	$14,924	$15,103	$44,626	$46,414

September 30, 2011
(unaudited)
Total assets
Mill Services Group	$564,890
Raw Material and Optimization Group	387,452
Administrative	118,731

$1,071,073

	Third quarter ended September 30,		Nine months ended September 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of total revenue contributed by each class of service:
Mill Services Group	23.7%	28.5%	24.2%	25.2%
Raw Material and Optimization Group	76.3%	71.5%	75.8%	74.8%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to income before tax for the periods indicated (in thousands):

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Adjusted earnings before interest, taxes, depreciation and amortization	$34,329	$30,155	$102,384	$90,727
Less: Depreciation and Amortization	(14,924)	(15,103)	(44,626)	(46,414)
Interest Expense	(7,792)	(9,523)	(24,376)	(30,848)
Share based compensation associated with IPO	—	—	(1,304)	—
Provision for Transition Agreement	(745)	—	(745)	—

Income Before Income Taxes	$10,868	$5,529	$31,333	$13,465

Note 11—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense (benefit) recognized under the Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans Topic of FASB ASC (in thousands):

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U.S. plans
Service cost	—	—	—	—
Interest cost	234	269	702	805
Expected return on plan assets	(342)	(371)	(1,025)	(1,115)
Net amortization	128	38	384	114

Net periodic pension (income) costs-U.S. plans	$20	$(64)	$61	$(196)

Canadian plans
Service cost	51	30	153	90
Interest cost	64	56	192	171
Expected return on plans assets	(58)	(53)	(174)	(159)
Net amortization	5	—	15	—

Net periodic pension costs-Canadian plans	62	33	186	102

Other plans
Defined contribution	676	627	2,409	2,034
Multi-employer pension plans	1,336	1,230	3,974	3,591

Total other plans	2,012	1,857	6,383	5,625

Total net pension expense	$2,094	$1,826	$6,630	$5,531

The Company’s contributions to its defined benefit pension plans for the nine months ended September 30, 2011 and 2010 were $0.8 million and $2.3 million, respectively.

For the full year 2011, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $1.2 million. The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$44	$41	$131	$123
Interest cost	64	83	192	248

Net periodic costs	$108	$124	$323	$371

The Company does not expect to contribute to the other post-employment benefit plan in 2011 and intends to pay benefit claims as they become due. For the nine months ended September 30, 2011 and 2010, other post-employment benefit payments were $0.1 million and $0.2 million, respectively.

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

The fair value compared to the carrying value is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Carrying value of financial instruments in:
Long-term debt (includes current portion)
Senior secured term loan	$157,575	$158,812
Senior subordinated notes	223,000	223,000
Series 2008 promissory notes	—	42,155
Capital equipment leases and installment notes	2,571	2,370

Total long-term debt	$383,146	$426,337

Other noncurrent liabilities
Interest rate swaps	$757	$1,792

Fair value:
Long-term debt (includes current portion)
Senior secured term loan	$157,575	$158,812
Senior subordinated notes	212,965	228,575
Series 2008 promissory notes	—	39,020
Capital equipment leases and installment notes	2,571	2,370

Total long-term debt	$373,111	$428,777

Other noncurrent liabilities
Interest rate swaps	$757	$1,792

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

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at September 30, 2011 was approximately $10.2 million.

Note 14—Business Combinations

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

Note 15—Commercial Arbitration Award

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

During the third quarter of 2011 and for the nine months ended September 30, 2011, the Company credited $2.8 million and $3.8 million, respectively, against the arbitration award for the value of scrap commodities transferred to the Company by the purchaser in lieu of cash payments. Because the arbitration award was based on lost profits, the Company recorded these amounts as service revenue.

During the third quarter and for the nine-month period ending September 30, 2011, the Company incurred $0.4 million and $0.6 million, respectively, of contingent legal fees which was recognized as selling, general and administrative expense.

Note 16—Transition Agreement

On July 24, 2009, the Company announced that I Michael Coslov would retire from his position as Chief Executive Officer. Mr. Coslov became the Non-Executive Chairman of the Board of Directors on August 14, 2009 when the company appointed Joseph Curtin as Chief Executive Officer. In August, 2011, Mr. Coslov retired from the Board of Directors.

As part of a transition agreement relating to his retirement, Mr. Coslov is to entitled to receive transition payments for two years and a reimbursement of expenses over a two year period subject to an annual maximum. The Company recorded a $0.7 million charge in the third quarter of 2011 related to the transition payments and expected expense reimbursement for Mr. Coslov.

Note 17—Related-Party Transactions

The Company’s series 2008 promissory notes were issued to Onex, members of the Company’s senior management team, its board of directors and certain other employees who also have an equity interest in the Company. They earned interest on those notes totaling $1.0 million and $5.6 million in the first nine months of 2011 and 2010, respectively.

The Company incurred and paid management fees and expenses incurred to an affiliate of its majority owner, Onex Partners II LP, totaling $0.8 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively. The third quarter 2011 and 2010 amounts incurred were $0.3 and $0.3, respectively.

The Company incurred charges for aircraft rental services from a company that is partially owned by the Company’s former Non-Executive Chairman. The Company incurred immaterial aircraft rental charges for the nine months ended September 30, 2011 and 2010, respectively.

Note 18—Recent Accounting Pronouncements

In September 2011, the FASB issued changes to disclosure requirements for employers who participate in multi-employer pension plans. The new standards require an employer to provide additional quantitative and qualitative disclosures, including disclosure of the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than 5 percent of the total contributions made to the plan by all contributing employers. Additionally, the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether the plan has imposed surcharges on the contributions to the plan. Finally, the required disclosures include the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. The expanded disclosures will be included in the December 31, 2011 consolidated financial statements.

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

During the second quarter of 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance for fair value measurements and disclosures. The amendments either clarify or change existing guidance, including the following: (i) the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets and not relevant when measuring the fair value of financial assets or any liabilities; (ii) a reporting entity should measure the fair value of instruments classified in shareholders’ equity based on the fair value of the instrument from the perspective of a market participant that holds that instrument as an asset; (iii) a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that are categorized within Level 3 of the fair value hierarchy, a description of the valuation processes used, and a qualitative discussion about the sensitivity of such measurements; and (iv) a reporting entity should disclose the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments are to be applied prospectively. The Company will adopt these amendments on January 1, 2012, which is not expected to have a material impact on the consolidated financial statements.

During the second quarter of 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, amounts reclassified from other comprehensive income to net income and totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. The guidance is effective for the Company on January 1, 2012, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

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

Certain Line Items Presented. This section provides an explanation of certain GAAP line items that are presented in our consolidated financial statements included in this Quarterly Report. These line items are discussed in detail under the heading “Results of Operations” below for the periods presented.

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

Results of Operations. This section provides a discussion of our results of operations for the third quarter and nine-month period ended September 30, 2011 compared to the third quarter and nine-month period ended September 30, 2010.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine-month period ending September 30, 2011 compared to the nine-month period ended September 30, 2010. This section also includes a discussion of our liquidity and Capital Expenditures.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 78 customer sites in ten countries across North America, Europe, Latin America, and the Middle East and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 28 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

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

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 22% and 18% of our year to date 2011 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, internationally. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Asia and the Middle East.

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

Through December 31, 2010, we had incurred $1.8 million of incremental costs related directly to the initial public offering. Those costs were recorded as a prepaid asset at December 31, 2010. In 2011, we incurred $1.7 million of additional incremental costs related directly to the initial public offering. After deducting the total incremental costs the initial public offering generated net proceeds to us of $128.7 million.

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

In the first nine months of 2011, approximately 9% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 91% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

In the first nine months of 2011, approximately 98% of our Service Revenue was generated by our Mill Services Group, and approximately 2% of our Service Revenue was generated by our Raw Material and Optimization Group.

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

Share-Based Compensation. We adopted our Restricted Stock Plan in 2007. Under the plan, 25% of the shares granted vested immediately and the remainder were scheduled to vest in five annual equal installments, on the anniversary of the grant date, so long as the recipient remains an employee. Unvested shares that had not been forfeited were accelerated and vested upon completion of our initial public stock offering. ASC Topic 780 requires that share based payments be accounted for at their fair value on the date of grant or the date of the modification of a grant. On April 13, 2011, in connection with our IPO, we recognized $0.7 million related to the accelerated vesting of 53,105 previously issued restricted shares. We also recognized $0.6 million of expense related to 47,180 shares that were newly issued in connection with the IPO and vested immediately. The total of $1.3 million was recognized as Share based compensation associated with initial public offering.

During the second quarter of 2011, we established our Long-Term Incentive Plan and on April 13, 2011, we issued options to purchase 519,390 shares of our class A common stock. The options had a total grant date fair value of $3.5 million and the expense will be recognized over the estimated requisite service period of the recipients.

Results of Operations

Quarter ended September 30, 2011 compared to Quarter ended September 30, 2010

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Quarter ended September 30,		Variances
(dollars in thousands)	2011	2010	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$588,218	$376,096	$212,122	56.4%
Service Revenue	120,996	101,888	19,108	18.8%

Total Revenue	709,214	477,984	231,230	48.4%
Costs and expenses:
Cost of Raw Materials Shipments	569,911	361,422	208,489	57.7%
Site Operating Costs	90,963	73,472	17,491	23.8%
Selling, General and Administrative Expenses	14,011	12,935	1,076	8.3%
Share based compensation associated with initial public offering	—	—	—	—
Provision for Transition Agreement	745	—	745	—
Depreciation and Amortization	14,924	15,103	(179)	-1.2%

Total costs and expenses	690,554	462,932	227,622	49.2%

Income from Operations	18,660	15,052	3,608	24.0%
Interest Expense, Net	(7,792)	(9,523)	1,731	-18.2%

Income (Loss) Before Income Taxes	10,868	5,529	5,339	—
Income Tax Expense	(4,497)	(3,483)	(1,014)	29.1%

Net Income (Loss)	$6,371	$2,046	$4,325	—

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$709,214	$477,984	$231,230
Cost of Raw Materials Shipments	(569,911)	(361,422)	(208,489)

Revenue After Raw Materials Costs	$139,303	$116,562	$22,741	19.5%

Mill Services Group:
Total Revenue	$168,360	$136,389	$31,971
Cost of Raw Materials Shipments	(46,317)	(32,932)	(13,385)

Revenue After Raw Materials Costs	$122,043	$103,457	$18,586	18.0%

Raw Materials and Optimization Group:
Total Revenue	$540,853	$341,579	$199,274
Cost of Raw Materials Shipments	(523,601)	(328,510)	(195,091)

Revenue After Raw Materials Costs	$17,252	$13,069	$4,183	32.0%

Administrative:
Total Revenue	$1	$16	$(15)
Cost of Raw Materials Shipments	7	20	(13)

Revenue After Raw Materials Costs	$8	$36	$(28)

Adjusted EBITDA:
Net Income (Loss)	$6,371	$2,046	$4,325
Income Tax Expense	4,497	3,483	1,014
Interest Expense, Net	7,792	9,523	(1,731)
Depreciation and Amortization	14,924	15,103	(179)
Share based compensation associated with initial public offering	—	—	—
Provision for Transition Agreement	745	—	745

Adjusted EBITDA	$34,329	$30,155	$4,174	13.8%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$29,537	$28,256	$1,281	4.5%
Raw Materials and Optimization Group	13,254	9,795	3,459	35.3%
Administrative	(8,462)	(7,896)	(566)	7.2%

	$34,329	$30,155	$4,174	13.8%

Adjusted EBITDA Margin	24.6%	25.9%	1.2%

Revenue from Sale of Materials. Revenue from Sale of Materials was $588.2 million for the third quarter of 2011 compared to $376.1 million for the third quarter of 2010. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $538.7 million or 92% of the Revenue from Sale of Materials in the third quarter of 2011, and $339.4 million or 90% in the third quarter of 2010. The remaining Revenue from Sale of Materials of $49.5 million in the third quarter of 2011 and $36.7 million in the third quarter of 2010 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from the Sale of Materials increased 56.4% and the cost to procure the materials increased by 57.7% in the third quarter of 2011 compared to the third quarter of 2010. This increase was driven by an 11% increase in the volume of scrap we procured for our customers where we take title to the shipment in-transit and therefore record the full value of the shipment as revenue. The volume of shipments where we do not take title and therefore only record a commission or fee for arranging the shipment declined from 1.0 million tons in the third quarter of 2010 to 0.7 million tons in the third quarter of 2011. The balance of the increase was due to an increase in the price of scrap. The price of #1 Heavy Melt, an indicative grade of scrap, increased approximately 29% year-over-year.

Service Revenue. Service Revenue was $121.0 million in the third quarter of 2011 compared to $101.9 million in the third quarter of 2010, an increase of 18.8%. Service Revenue is primarily generated by our Mill Services Group which produced $118.8 million and $99.7 million in the third quarter of 2011 and 2010, respectively. The Mill Services Group accounted for approximately 98% of service revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. Our service revenue increased 18.8% year-over-year which exceeded an approximately 2% increase in steel production by our customers. The larger increase in service revenue was primarily driven by new business. Factors that impact the year-over-year change in Service Revenue also impact the change in Revenue After Raw Materials Costs and are discussed below.

Cost of Raw Materials Shipments. Similar to the 56.4% increase in Revenue from the Sale of Materials, the Cost of Raw Materials Shipments increased 57.7% due predominantly to an increase in the price of raw materials. The average composite price of #1 Heavy Melt Scrap during the third quarter of 2011 was $418 per ton compared to $323 per ton in the third quarter of 2010.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $18.6 million, or 18.0%, in the third quarter of 2011 compared to the third quarter of 2010. We generated $5.4 million in additional revenue from new contracts outside of the United States and Canada, including three new sites and two cross-sold services at existing sites. We also generated an additional $2.2 million from our U.K. operation due to an increased scope of work. Within the U.S. and Canada, we generated an incremental $2.3 million of Service Revenue from two of our largest U.S. sites due largely to incremental production at those facilities. Fuel surcharges contributed $1.2 million of additional Revenue After Raw Material Costs year-over-year. Additionally, we recorded $2.8 million of Service Revenue related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s business, has assumed the liability for the arbitration award and has become our new customer. In lieu of a cash payment, our new customer has agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award through similar trade arrangements into 2012. The remaining increase was driven by a combination of increased customer production and contractual price escalators.

The Revenue After Raw Materials Costs for our Raw Material and Optimization group increased $4.2 million, or 32.0%, to $17.3 million. The per ton margin on our raw material procurement activity increased approximately 50% driven by significant margin improvements in all business channels, most notably in our large vessel channel. Additionally, the third quarter of 2010 included 0.4 million tons of international shipments where we earned only a commission for arranging the sale of material from a supplier to a customer. Those arrangements tend to provide slightly lower per ton margins than when we purchase material from a vendor and sell the material to our customer. The increase in our per ton margins more than offset a decline in the volume of raw materials we procured or arranged for our customers, which decreased from 2.5 million tons in the third quarter of 2010 to 2.3 million tons in the third quarter of 2011.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. Site Operating Costs are largely variable and generally vary in-line with our customers’ production and our service revenue. Site operating costs increased $17.5 million year-over-year, or 23.8%. New international sites and contracts contributed $4.7 million of additional site operating costs in the third quarter of 2011 compared to the third quarter of 2010. Generally, new sites will incur some operating and overhead costs in advance of generating revenue in order to ramp-up operations as well as hire and train the workforce. Labor and fringe benefit costs increased $6.1 million, or approximately 14%. Fuel and other petroleum-based supply costs increased $3.2 million, or approximately 47%, of which approximately $1.5 million related to increased price per gallon price of fuel and approximately $1.7 million related to an increased volume of fuel used in our operations. The majority of our contracts have a fuel surcharge or inflationary price adjustment mechanism, with such adjustments generally occurring on a lag.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the third quarter of 2011 were $14.0 million, compared to $12.9 million in the third quarter of 2010, an increase of $1.1 million. The increase resulted largely from a $1.1 million increase in salaries, wages and fringe benefit costs due to higher headcount largely dedicated to supporting growth. We also experienced increases in travel costs and professional fees to support growth in our business, particularly internationally. These increases were partially offset by a $0.9 million decrease in our performance-based compensation accrual.

Adjusted EBITDA. Adjusted EBITDA for the third quarter of 2011 was $34.3 million compared to $30.2 million for the third quarter of 2010, an increase of 13.8%.

Our Mill Services Group’s Adjusted EBITDA increased $1.3 million, or 4.5%, to $29.5 million. Year-over-year, the volume of steel produced by our Mill Services Group customers increased by 2% and we had additional Adjusted EBITDA from the ramp-up of new customer contracts. Adjusted EBITDA also positively benefited from recognizing $2.4 million of an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s business, assumed the arbitration award liability, and become our new customer. In lieu of a cash payment, our new customer has agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award via similar trade arrangements into 2012. Separately, our Adjusted EBITDA was negatively impacted by a $0.6 million settlement of a dispute with a customer.

Our Raw Materials and Optimization Group’s Adjusted EBITDA increased by $3.5 million, or 35.3%. Our per ton margins on material we procured or arranged for our customers significantly increased, more than offseting a 0.2 million ton decrease in the volume.

Our Administrative net expenses increased $0.6 million, or 7.2%, in the third quarter of 2011 compared to the third quarter of 2010. The increase was primarily due to increases in labor-related costs, professional fees and insurance-related expenses. associated with new international opportunities.

Adjusted EBITDA Margin. Adjusted EBITDA margin in the third quarter of 2011 was 24.6% compared to 25.9% in the third quarter of 2010. The decline was mainly due to pre-operating costs to build the employee base and infrastructure necessary to provide services at new customer sites, revenue growth in our U.K. business which generally has lower margins than our other mill services locations, three U.S. sites where we experienced cost increases that outpaced the related incremental revenue and the impact of fuel price increases and related surcharge revenue which provided no margin contribution.

Provision for transition agreement. Our former Chief Executive Officer, Mr. Coslov, retired from that position in August 2009 and subsequently served as Non-Executive Chairman until August 2011. As a result of his retirement from the Board, Mr. Coslov is entitled to receive additional transition payments and reimbursement of expenses subject to an annual cap for two years. A $0.7 million charge was recorded in the third quarter of 2011 related to the transition payments and expected expense reimbursement for Mr. Coslov.

Depreciation and Amortization. Depreciation and amortization expense during the third quarter of 2011 was $14.9 million compared to $15.1 million in the third quarter of 2010, a decrease of approximately 1.2%. The decrease was driven by reduced capital expenditures in 2009 and 2010 compared to the previous years. Amortization expense for the third quarter of 2011 was comparable to that incurred in the third quarter of 2010.

Interest Expense, Net. Interest Expense, Net for the third quarter of 2011 was $7.8 million, compared to $9.5 million in the third quarter of 2010, a decrease of $1.7 million. We used a portion of our initial public offering proceeds to pay off the balance of our Series 2008 Promissory Notes.

Income Tax Expense. Income Tax Expense for the third quarter of 2011 was $4.5 million, or 41% of our pre-tax income, compared to a $3.5 million expense, or 63.0% of our pre-tax income, in the third quarter of 2010. The Income Tax Expense for the third quarter of 2011 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The estimated effective tax rate differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits and other items which were slightly lower relative to forecast 2011 pre-tax book income than they were in the third quarter of 2010.

Results of Operations

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Nine months ended September 30,		Variances
(dollars in thousands)	2011	2010	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$1,691,391	$1,278,561	$412,830	32.3%
Service Revenue	352,534	297,943	54,591	18.3%

Total Revenue	2,043,925	1,576,504	467,421	29.6%
Costs and expenses:
Cost of Raw Materials Shipments	1,632,369	1,230,206	402,163	32.7%
Site Operating Costs	265,160	215,512	49,648	23.0%
Selling, General and Administrative Expenses	44,012	40,059	3,953	9.9%
Share based compensation associated with initial public offering	1,304	—	1,304
Provision for Transition Agreement	745	—	745
Depreciation and Amortization	44,626	46,414	(1,788)	-3.9%

Total costs and expenses	1,988,216	1,532,191	456,025	29.8%

Income from Operations	55,709	44,313	11,396	—
Interest Expense, Net	(24,376)	(30,848)	6,472	-21.0%

Income (Loss) Before Income Taxes	31,333	13,465	17,868	—
Income Tax Expense	(13,044)	(8,843)	(4,201)	47.5%

Net Income (Loss)	$18,289	$4,622	$13,667	—

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$2,043,925	$1,576,504	$467,421
Cost of Raw Materials Shipments	(1,632,369)	(1,230,206)	(402,163)

Revenue After Raw Materials Costs	$411,556	$346,298	$65,258	18.8%

Mill Services Group:
Total Revenue	$495,605	$397,371	$98,234
Cost of Raw Materials Shipments	(135,072)	(93,629)	(41,443)

Revenue After Raw Materials Costs	$360,533	$303,742	$56,791	18.7%

Raw Materials and Optimization Group:
Total Revenue	$1,548,286	$1,179,089	$369,197
Cost of Raw Materials Shipments	(1,497,321)	(1,136,613)	(360,708)

Revenue After Raw Materials Costs	$50,965	$42,476	$8,489	20.0%

Administrative:
Total Revenue	$34	$44	$(10)
Cost of Raw Materials Shipments	24	36	(12)

Revenue After Raw Materials Costs	$58	$80	$(22)

Adjusted EBITDA:
Net Income (Loss)	$18,289	$4,622	$13,667
Income Tax Expense	13,044	8,843	4,201
Interest Expense, Net	24,376	30,848	(6,472)
Depreciation and Amortization	44,626	46,414	(1,788)
Share based compensation associated with initial public offering	1,304	—	1,304
Provision for Transition Agreement	745	—	745

Adjusted EBITDA	$102,384	$90,727	$11,657	12.8%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$89,507	$83,895	$5,612	6.7%
Raw Materials and Optimization Group	39,223	31,806	7,417	23.3%
Administrative	(26,346)	(24,974)	(1,372)	5.5%

	$102,384	$90,727	$11,657	12.8%

Adjusted EBITDA Margin	24.9%	26.2%	-1.3%

Revenue from Sale of Materials. Revenue from Sale of Materials was $1,691.4 million the for nine-month period ending September 30, 2011 compared to $1,278.6 million for the nine-month period ending September 30, 2010. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $1,542.7 million, or 91%, of the Revenue from Sale of Materials in the nine-month period ending September 30, 2011, and $1,173.6 million, or 92%, in the nine-month period ending September 30, 2010. The remaining Revenue from Sale of Materials of $148.7 million in the nine-month period ending September 30, 2011 and $105.0 million in the nine-month period ending September 30, 2010 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from Sale of Materials increased by 32.3% in the nine-month period ending September 30, 2011 compared to the nine-month period ending September 30, 2010, driven by increases in the market price of raw materials we procured for our customers. The price of #1 Heavy Melt scrap, an indicative grade of scrap, was approximately 27% higher year-over-year. The volume of raw material we procured for our customers decreased by approximately 7% from 7.7 million tons in the nine-month period ending September 30, 2010 to 7.2 million tons in the nine-month period ending September 30, 2011. The decrease in volume was primarily driven by a 0.5 million ton decrease in large deep-sea vessel transactions where we earned commission for arranging shipment directly from a supplier to a customer location. While deep-sea shipments are a core part of our recurring procurement activity, the timing and volume of shipments tend to be more episodic than the rest of the raw materials we procure for our customers.

Service Revenue. Service Revenue was $352.5 million in the nine-month period ending September 30, 2011, compared to $297.9 million in the nine-month period ending September 30, 2010. Service Revenue is primarily generated by our Mill Services Group which produced $346.9 million and $292.4 million in the nine-month periods ending September 30, 2011 and September 30, 2010, respectively. The Mill Services Group accounted for approximately 98% of Service Revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. While steel produced by our customers, excluding customers where we have been operating under a contract for less than one year, increased 1% year-over-year, our Service Revenue increased $54.6 million, or 18.3%. The increase in Service Revenue was primarily driven by new contract wins both internationally and domestically.

Cost of Raw Materials Shipments. The Cost of Raw Materials Shipments increased 32.7% in the first nine months of 2011 compared to the first nine months of 2010, driven by the same factors that drove the increase in Revenue from the Sale of Materials. The average composite price of #1 Heavy Melt Scrap during the nine-month period ending September 30, 2011 was $415 per ton, compared to $327 per ton in the nine-month period ending September 30, 2010.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $56.8 million, or 18.7%, in the nine-month period ending September 30, 2011 compared to the nine-month period ending September 30, 2010. We generated $12.4 million in additional revenue from new contracts outside the United States and Canada, including three new sites and two cross-sold services at existing sites. We also generated an additional $7.9 million from our U.K. operation due to an increased scope of work. Within the U.S., we generated an incremental $7.1 million of Service Revenue from two of our largest sites due to incremental volume produced by our customers. Fuel surcharges and contractual price escalators contributed $3.2 million of Revenue After Raw Material Costs year-over-year. Additionally, we recorded $3.8 million of Service Revenue related to an arbitration award settlement stemming from the shut down of operations at a previous customer site prior to the end of our service contract. A successor entity has acquired the site’s business, assumed the liability for the arbitration award, and become our new customer. In lieu of a cash payment, our new customer has agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award through similar trade arrangements into 2012.

The Revenue After Raw Materials Costs for our Raw Material and Optimization group increased $8.5 million, or 20.0%, to $51.0 million. The volume of raw materials we procured and arranged for our customers decreased 7% from 7.7 million tons in the nine-month period ending September 30, 2010 to 7.2 million tons in the nine-month period ending September 30, 2011. The volume decline was more than offset by an increase in our per ton margins, resulting in the increase in Revenue After Raw Materials Costs.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. These costs are largely variable and are generally correlated with our customers’ production levels. Site Operating Costs increased by $49.6 million year-over-year, or approximately 23.0%. New sites and contracts contributed $10.5 million of additional site operating costs in the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010. Labor and fringe benefit costs increased $18.8 million and fuel and other petroleum-based supply costs increased $8.9 million. Of the increase, approximately $4.4 million related to increases in the per gallon price of fuel while approximately $4.5 million related to increases in the volume of fuel we used in our operations. The majority of our contracts have a fuel surcharge or inflationary price adjustment mechanism, with such adjustments generally occurring on a lag.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the nine-month period ending September 30, 2011 were $44.0 million, compared to $40.1 million in the nine-month period ending September 30, 2010, an increase of 9.9%. Of the increase, $3.1 million related to salaries, wages and fringe benefit costs for new raw material procurement staff as well as additional administrative headcount to support our international expansion. The nine-month period ending September 30, 2010 also included approximately $0.9 million in gains from the sale of assets and a $0.5 million gain related to insurance reserve estimates of a predecessor entity which reduced selling, general and administrative cost. Also, during an audit that occurred in the first half of 2011, we received a preliminary assessment of $0.6 million for value added tax related to 2007 and 2008 transactions. We are investigating means to recover some portion of the assessment, but we have recorded a charge and a liability related to the assessment until such time as a recovery, if any, is reasonably assured. These increases in selling, general and administrative costs were partially offset by a $3.0 million year-over-year decrease in our accrual for performance-based compensation.

Adjusted EBITDA. Adjusted EBITDA for the nine-month period ending September 30, 2011 was $102.4 million compared to $90.7 million for the nine-month period ending September 30, 2010, an increase of $11.7 million or 12.8%.

Our Mill Services Group’s Adjusted EBITDA increased $5.6 million, or 6.7%, to $89.5 million. The increase in Adjusted EBITDA was driven by a 1% increase in the volume of steel produced by our customers and $1.8 million of incremental EBITDA associated with new customer contracts. Adjusted EBITDA also positively benefited from recognizing $3.2 million related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s assets and assumed the liability for the arbitration award. In lieu of a cash payment, our new customer has agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award via similar trade arrangements into 2012.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased $7.4 million or 23.3%. The increase was partially driven by higher per ton margins on our procurement activities. The nine-month period ending September 30, 2011 also benefited from $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature, and from an arbitration settlement that resulted in the recording of $1.0 million of Adjusted EBITDA previously in dispute.

Our Administrative net expenses increased $1.4 million in the nine-month period ending September 30, 2011 compared to the nine-month period ending September 30, 2010. The increase was primarily the result of

$2.3 million of additional labor costs related to new hires, $0.3 million of additional professional fees substantially related to our international growth and a $0.6 million assessment in an audit for value added tax related to transactions completed in 2007 and 2008. This was partially offset by a $3.0 million decrease in our accrual for performance-based compensation.

Adjusted EBITDA Margin. Our Adjusted EBITDA margin decreased from 26.2% in the nine-month period ending September 30, 2010 to 24.9% during the nine-month period ending September 30, 2011. The decline was mainly due to the impact of the pre-operating costs at our new mill services group sites, revenue growth in our U.K. business which generally has slightly lower margins than our other mill services business, three U.S. sites where we experienced cost increases that outpaced the related incremental revenue, the impact of fuel price increases and related surcharge revenue which provided no margin contribution and overhead costs incurred to support our ongoing global expansion.

Share-Based Compensation Associated with Initial Public Offering. In connection with our April initial public offering, we accelerated vesting of the remaining unvested shares under our Restricted Stock Plan. The 53,105 shares that were unvested immediately prior to the initial public offering, vested upon completion of the initial public offering resulting in a $0.7 million charge. Additionally, we granted 47,180 shares under the Restricted Stock Plan concurrently with the initial public offering. Those shares vested immediately and we recorded a $0.6 million charge related to the grant.

Provision for transition agreement. Our former chief executive officer, Mr. Coslov, retired from that position in August 2009 and served as Non-Executive Chairman from 2009 until August 2011. As a result of his retirement from the Board, Mr. Coslov is entitled to receive additional transition payments and reimbursement of expenses subject to an annual cap for two years. A $0.7 million charge was recorded in the third quarter of 2011 related to the transition payments and expected expense reimbursement for Mr. Coslov.

Depreciation and Amortization. Depreciation and amortization expense during the nine-month period ending September 30, 2011 was $44.6 million compared to $46.4 million in the nine-month period ending September 30, 2010, a decrease of 3.9%. The decrease is the result of reduced capital expenditures in 2009 and 2010 compared to the previous years. Amortization expense for the nine-month period ending September 30, 2011 was comparable to that incurred in the nine-month period ending September 30, 2010.

Interest Expense, Net. Interest Expense, Net for the nine-month period ending September 30, 2011 was $24.4 million, compared to $30.8 million for the nine-month period ending September 30, 2010, a decrease of $6.5 million. Interest expense on our Series 2008 Promissory Notes decreased $4.6 million. The notes accrued interest at a lower rate beginning January 1, 2011 and were paid off in April 2011 using a portion of the initial public offering proceeds. Additionally, $0.9 million of the decrease related to the March 31, 2010 expiration of swap agreements with a higher fixed rate. The remainder of the decrease resulted from both lower average outstanding debt balances and lower underlying interest rates.

Income Tax Expense. Income Tax Expense for the nine-month period ending September 30, 2011 was $13.0 million, or 42% of our pre-tax income, compared to $8.8 million of expense, or 66% of our pre-tax income in the nine-month period ending September 30, 2010. The Income Tax Expense for the nine months of 2011 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The estimated effective tax rate differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits and other items which were slightly lower relative to forecast 2011 pre-tax book income than they were in the first nine months of 2010.

Liquidity and Capital Resources

On September 30, 2011 we had excess availability under our senior secured ABL facility of $151.4 million and $98.8 million of cash on our balance sheet. Our excess availability consisted of $165.0 million of gross availability, the limit of the facility, less outstanding letters of credit of $13.6 million supporting trade transactions. We had no outstanding borrowings against our ABL facility. By comparison, on December 31, 2010 we had excess availability under our senior secured ABL facility of $153.6 million and $49.5 million of cash on our balance sheet. Our excess availability consisted of $164.3 million of gross availability, $0.7 million less than the maximum amount of the facility, less outstanding letters of credit of $10.7 million. We had no outstanding borrowings against our ABL facility.

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

The availability under our senior secured ABL facility is capped at the lower of the $165.0 million size of the facility and our borrowing base, consisting of specified percentages of trade receivables and inventory. On September 30, 2011, our accounts receivable and inventory would have supported a borrowing base of $238.6 million if the facility was not capped at $165.0 million.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in the nine-month period ending September 30, 2011 was $14.1 million compared to cash provided by operations of $36.7 million in the nine-month period ending September 30, 2010. Working capital items used $62.0 million of cash in the first nine months of 2011 compared to using $20.5 million in the first nine months of 2010. Significant changes in working capital items generally relate to our raw material procurement activities and while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. Additionally, we may, from time to time, invest in our working capital in order to take advantage of opportunities to realize higher than normal margins. As of September 30, 2011, we had paid approximately $12.1 million to acquire raw materials inventories for which we received the sale proceeds in October 2011. Additionally, we had approximately an additional $20.0 million invested in receivables from two large customers. While $5.0 million of the receivables have been repaid to us, a portion of the remaining receivable might remain at that level to support our raw material procurement business with that customer. We also made a payment for our 2010 performance-based compensation program occurring in the first nine months of 2011 which exceeded a similar accrual for that period by $4.6 million.

Net cash used in investing activities in the nine-month period ending September 30, 2011 was $51.9 million, of which $23.3 million funded Growth Capital Expenditures and $28.6 million funded Maintenance Capital Expenditures. In the nine-month period ending September 30, 2010, our net cash used by investing activities consisted primarily of $8.0 million of Growth Capital Expenditures and $22.7 million of Maintenance Capital Expenditures partially offset by $1.2 million of proceeds from the sale of equipment and $1.7 million that was returned from escrow related to a previous acquisition. Generally, our Maintenance Capital Expenditures will vary with our customer production as the schedule of assets and major components replacement is highly correlated with equipment operating hours.

Net cash provided by financing activities in the first nine months of 2011 was $87.6 million, mainly comprised of $128.7 million of net proceeds from our initial public offering. A portion of the proceeds were used to repay $45.3 million of debt, including $42.2 million to retire our Series 2008 Promissory Notes. Net cash used by financing activities during the first nine months of 2010 consisted of primarily $24.0 million of debt repayments, which included a $20.4 million prepayment on our Series 2008 Promissory Notes and $3.8 million of revolving borrowings repayments.

Discretionary Cash Flow

During the nine-month period ending September 30, 2011 we generated $73.7 million of Discretionary Cash Flow compared to $68.0 in the first nine months of 2010. We define Discretionary Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures and it is calculated as follows for the periods indicated (in thousands):

	Nine months ended
	September 30, 2011	September 30, 2010
Adjusted EBITDA	$102,384	$90,727
Maintenance Capital Expenditures	(28,640)	(22,864)

Discretionary Cash Flow	$73,744	$67,863

The increase in Maintenance Capital Expenditures was driven by the increase in our customers’ production, but that increase was outpaced by the increase in Adjusted EBITDA which drove the improvement in Discretionary Cash Flow.

The table below reconciles Discretionary Cash Flow to Cash flow provided by (used in) operating activities, for the periods indicated (in thousands):

	Nine months ended
	September 30, 2011	September 30, 2010
Discretionary Cash Flow	$73,744	$67,863
Maintenance Capital Expenditures	28,640	22,864
Cash interest expense	(28,661)	(31,690)
Cash income taxes	(1,214)	(2,407)
Change in accounts receivable	(119,091)	(58,804)
Change in inventory	(23,674)	(1,743)
Change in account payable	89,579	36,918
Change in other current assets and liabilities	(2,755)	5,794
Other operating cash flows	(2,506)	(2,054)

Net cash provided by operating activities	$14,062	$36,741

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

	2008	2009	2010	9 months -2010	9 months -2011
Weighted average per ton price of #1 Heavy Melt Scrap	$384	$209	$332	$327	$415

In 2010 and continuing into 2011, as the volume we procured for our customers and selling price of scrap increased, we experienced increases in Revenue from the Sale of Materials and our Cost of Raw Materials Shipments. As expected, we saw corresponding increases in inventory, accounts receivable and accounts payable. We generally expect that those increases will have offsetting effects and that any resulting impact to cash flows is temporary and not material. However, because of the purchasing scale of our raw material procurement business, changes in the timing of collection of receivables or payment of accounts payable can have significant impacts on our cash flow from operations in a given period. We generally expect that these impacts will be temporary, however, from time to time, we may decide to invest in our working capital to take advantage of opportunities to realize higher than normal margins in our raw materials and optimization activities.

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

During the nine-month period ending September 30, 2011, our accounts receivable increased $118.7 million, or 57%, and our inventory increased $23.7 million, or 61%. The cash invested in working capital assets was only partially offset through an increase in accounts payable of $89.6 million, or 44%. The increases in these balances primarily reflected increased selling prices of the raw materials we procured for our customers during the first nine months of 2011; there were no significant impacts from collectability or valuation issues. However, as of September 30, 2011, we had paid approximately $14.8 million to acquire raw materials inventories for which we received approximately $11.1 of the sale proceeds in October 2011. We also had approximately an additional $20.0 million invested in receivables from two large customers as of September 30, 2011, although $5.0 million of that amount was recovered in October 2011. Some portion of the remaining $15.0 million may be invested for a longer term to secure continued favorable margin business with a particular customer. That customer’s receivables are secured by a lien on other raw material assets owned by the customer.

Working capital movements during the nine-month period ending September 30, 2010 were directionally similar to those we experienced during the first nine months of 2011. During the first nine months of 2010, our accounts receivable increased $58.8 million, or 36%, and our inventory increased by $1.7 million, or 6%. The cash invested in these items was partially offset by an increase in accounts payable of $36.9 million, or 24%. As in the first nine months of 2011, the increases were driven by increases in Total Revenue and Cost of Raw Materials Shipments which were the result of increased volumes and underlying material prices in our raw material procurement activities.

Forward Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies, estimates of future global steel production and other market metrics and our expectations concerning future operations, margins, profitability, liquidity and capital resources. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “could,” “might,” or “continue” or the negative or other variations thereof or comparable terminology. Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in Item 1A of Part I of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances.

Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences, including:

•

North American and global steel production volumes and demand for steel are impacted by regional and global economic conditions and by conditions in our key end-markets, including automotive, consumer appliance, industrial equipment and construction markets;

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

•

our business involves a number of personal injury and other operating risks, and our failure to properly manage these risks could result in liabilities and loss of future business not fully covered by insurance and could have a material adverse effect on results of operations;

•

we are subject to concentrated credit risk and we could become subject to constraints on our ability to fund our planned capital investments and/or maintain adequate levels of liquidity and working capital under our senior secured ABL facility as a result of concentrated credit risk, declines in raw material selling prices or declines in steel production volumes;

•

if we experience delays between the time we procure raw materials and the time we sell them, we could become subject to constraints on our ability to maintain adequate levels of liquidity and working capital, and would increase our exposure to market price and inventory risk arising from changes in commodity prices;

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

•

higher than expected claims under our self-insured health plans, under which we retain a portion of the risk, and our large deductible workers’ compensation program could adversely impact our results of operations and cash flows;

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

•

equipment failure, failure of our computer, information processing, or communications hardware, software, systems or infrastructure, or other events could cause business interruptions that could have a material adverse effect on our results of operations;

•

we are subject to acquisition risks. If we are not successful in integrating companies that we acquire or have acquired, we may not achieve the expected benefits and our profitability and cash flow could suffer. In addition, the cost of evaluating and pursuing acquisitions may not result in a corresponding benefit;

•

our business is subject to environmental health and safety regulations that could expose us to liability, increase our cost of operations and otherwise have a material adverse effect on our results of operations;

•	failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws of other nations where we operate could subject us to penalties and other adverse consequences;

•	we may see increased costs arising from health care reform;

•	rapidly growing supply in China and other developing economies may grow faster than demand in those economies, which may result in additional excess worldwide capacity and falling steel prices;

•	a downgrade in our credit ratings could make it more difficult for us to raise capital and would increase the cost of raising capital;

•	we face significant competition in the markets we serve;

•	we may not be able to sustain our competitive advantages in the future;

•	the future success of our business depends on retaining existing and attracting new key personnel;

•

future conditions might require us to make substantial write-downs in our assets, including requiring us to incur goodwill impairment charges, which would materially adversely affect our balance sheet and results of operations;

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

We do not carry market risk sensitive financial instruments for trading purposes, but we are exposed to the impact of interest rate and commodity price changes and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure changes in interest rates on our variable rate debt using financial instruments we deem appropriate.

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $157.6 million at September 30, 2011 and a $165.0 million variable rate, asset-based, revolving line of credit. At September 30, 2011, we had no draw on the revolving line of credit. Assuming no changes in variable rate borrowings from the amounts outstanding at September 30, 2011, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $1.6 million. However, as part of our overall strategy to reduce the volatility associated with variable rate debt, we are party to swap agreements with notional amounts totaling $80.0 million locking in fixed LIBOR averaging 2.25% from April 1, 2010 to March 31, 2012. Factoring in the impact of the swap agreements, which reduce our overall exposure to changes in underlying variable interest rates, a hypothetical 1.0% change in underlying interest rates would change our annual Interest Expense and cash flow from operations by approximately $0.8 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the nine months ended September 30, 2011, we derived approximately 73.5% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, Trinidad/Tobago dollar, New Taiwan dollar, Bahraini dinar, United Arab Emirates dirham and the South African rand. For the nine months ended September 30, 2011, we generated approximately $13.2 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $1.8 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $31.3 million in fuel and other petroleum-based supplies costs for the nine months ended September 30, 2011. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $4.2 million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2011 would likely change the indices used to calculate the 2012 price adjustment mechanism.

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

For the twelve months ended September 30, 2011, our largest customer, United States Steel (together with its affiliates), accounted for approximately 26% of our Revenue After Raw Materials Costs, and our top 10 customers accounted for 80% of our Revenue After Raw Materials Costs. A reduction in activity by a customer at one or more sites that we service (or its decision to idle or permanently close any customer site we service) would reduce the revenue we receive from such customer at those sites. A loss of a significant customer or the partial loss of a customer’s business through the termination or non-renewal of one of its significant contracts with us, or temporary or permanent shut down of one or more sites, could have a material adverse effect on our revenue and other results of operations. In general, our contracts are not terminable without cause. However, certain of our contracts, including contracts with our largest customers, contain provisions providing for the right to terminate for convenience through the payment of significant scheduled termination fees based on the remaining terms of the contracts. Further, notwithstanding our contractual rights, we may not have an effective remedy if one of our largest customers attempts to unilaterally change the terms in our contracts.

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

We currently operate in 17 countries, and during the twelve months ended September 30, 2011 we derived approximately 22% of our Revenue After Raw Materials Costs from providing services and products to steel mills outside of North America. Due to the extensive diversification of our international operations, we are subject to a higher level of risk than some other companies relating to international conflicts, wars, internal civil unrest, trade embargoes and acts of terrorism. As we expand internationally, we will further become exposed to a variety of risks that may materially adversely affect results of operations, cash flows or financial position. These include the following:

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

As of September 30, 2011, our largest customer, United States Steel (together with its affiliates), accounted for 22% of our accounts receivable, and our top 10 customers accounted for 54% of our accounts receivable. We are party to multiple long-term contracts with many of our customers, including a number of contracts with United States Steel and its affiliates. Our relative concentration of significant customers, combined with the risk of customer financial difficulties and resulting impacts on us as described above, exposes us to concentrated credit risk or the risk of reduced borrowing capacity under our senior secured ABL facility. Further consolidation among any of the steel industry’s larger companies, many of which are our customers, could further increase the concentration of credit risk we face.

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

We have estimated future production volumes on the basis of our past experience under our existing customer relationships and the length of the terms of our existing contracts. However, such projected volumes may not be realized as revenue or, if realized, may not result in profits. As of September 30, 2011, and based on production volumes for the twelve months ended September 30, 2011 and remaining contract terms, we estimate that our existing multi-year contracts will generate approximately $1.7 billion in future Revenue After Raw Materials Costs. These estimates are based on assumptions that may prove to be incorrect. Accordingly, investors should not place undue reliance on such estimates. Cancellation of contracts or other changes by our customers could significantly reduce the revenue and profit we actually receive from our contracts. In the event of a cancellation, we may be reimbursed for certain costs, but we typically have limited contractual rights to revenue for services not yet performed. Our customers’ future requirements and our estimates may prove to be unreliable. If our estimates of future production volumes fail to materialize, we could experience a reduction in revenue after materials costs and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

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

Fluctuations in foreign exchange rates between the U.S. dollar and the other currencies in which we conduct business may materially adversely impact our operating income and income from continuing operations in any given fiscal period. Our operations in the United States accounted for approximately 73% of our Revenue After Raw Materials Costs and 75% of our Adjusted EBITDA for the twelve months ended September 30, 2011. An increase in the value of the U.S. dollar relative to the foreign currencies in which we earn our revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. Fluctuations in foreign exchange rates or decreases in exports of steel, including decreases resulting from the imposition of significant export restrictions, could also have an impact on demand for steel, the volume of global steel production and steel production in North America, as well as affect scrap pricing and procurement costs. If the exchange rates for foreign currencies change materially in relation to the U.S. dollar, our financial position, results of operations, or cash flows may be materially affected.

An increase in our debt service obligations may materially adversely affect our earnings and available cash and could make it more difficult to refinance our existing debt.

Our credit facilities include a senior secured ABL facility, a senior secured term loan credit facility and a senior secured synthetic letter of credit facility. As of September 30, 2011, our gross availability under the senior secured ABL facility was $165.0 million and we had no borrowings outstanding. Also on that date, $13.6 million face amount of letters of credit were issued against our senior secured ABL facility and $12.8 million face amount of letters of credit were issued under the senior secured synthetic letter of credit facility. Our subsidiary, Tube City IMS Corporation, issued senior subordinated notes due February 1, 2015, which are unsecured obligations subordinated in right of payment to all of Tube City IMS Corporation’s and its subsidiaries’ existing and future senior indebtedness but senior in right of payment to any future subordinated obligations As of September 30, 2011, the aggregate amount outstanding in respect of the senior subordinated notes was $223.0 million.

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

At September 30, 2011, we had recorded liabilities of $4.0 million related to both asserted and unasserted health insurance and workers’ compensation claims. If actual claims are higher than those projected by management, an increase to our reserves for health insurance and workers’ compensation claims may be required and would be recorded as a charge to income in the period in which the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to our insurance reserves may be required and would be recorded as a reduction to expense in the period in which the need for the change was determined.

We are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers.

As of September 30, 2011, approximately 45% of our North American hourly employees are covered by 30 collective bargaining agreements. Labor agreements with these unions expire periodically through April 2016. Approximately 16% of our North American hourly employees are covered by collective bargaining agreements that expire before September 30, 2012. Our negotiations of new labor agreements with our union employees are time-consuming and subject to many factors outside of our control, and we may not be successful in such negotiations. Each regularly scheduled negotiation of labor agreements may result in increased labor costs. If we are unable to negotiate new terms with our unionized labor successfully as their contracts become due, we could experience a work stoppage, which could materially adversely impact our results of operations or, in the worst case scenario, lead to the termination of contracts with one or more of our significant customers.

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

Equipment failure, failure of our computer, information processing, or communications hardware, software, systems or infrastructure, or other events could cause business interruptions that could have a material adverse effect on our results of operations.

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

Our business is subject to environmental health and safety regulations that could expose us to liability, increase our cost of operations and otherwise have a material adverse effect on our results of operations.

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

Item 5.	Other Information

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
10.1	Second Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and Joseph Curtin. (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2011.)

10.2	Second Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and Thomas E. Lippard. (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2011.)

10.3	Second Amendment to Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and Raymond S. Kalouche. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2011.)

10.4	Second Amendment to Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and J. David Aronson. (Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2011.)

10.5	Amendment to Amended and Restated Employment Agreement, dated August 8, 2011, among TMS International Corp., Tube City IMS Corporation and Daniel E. Rosati. (Incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2011.)

10.6	First Amendment to Transition Agreement dated August 16, 2011, by and among TMS International Corp., Tube City IMS Corporation, I Michael Coslov, IMC Tube City Investments, LLC, and IMC Tube City Holdings, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 17, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101*	XBRL data file†
†	filed herewith.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, Commonwealth of Pennsylvania, on November 8, 2011.

TMS International Corp. and Subsidiaries

By:	/s/ Joseph Curtin	By:	/s/ Daniel E. Rosati
	Joseph Curtin		Daniel E. Rosati
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)