Form 10-K
period 2011-12-31
TMS International Corp.
filed 2012-02-21
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35128

TMS INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5899976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Monongahela Avenue

P.O. Box 2000

Glassport, PA 15045

(Address of Principal Executive offices) (Zip Code)

(412) 678-6141

Registrant’s Telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent fileres pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer  ☐    Accelerated file  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the 2011 second quarter was approximately $168.1 million. As of February 20, 2012, there were 12,909,800 shares of Class A Common Stock, $0.001 par value per share, and 26,346,173 shares of Class B Common Stock, $0.001 par value per share outstanding.

Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report pursuant to Regulation 14A.

Forward Looking Statements

This Annual Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Such forward-looking statements include the discussions of our business strategies, estimates of future global steel production and other market metrics and our expectations concerning future operations, margins, profitability, liquidity and capital resources. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “could,” “might,” or “continue” or the negative or other variations thereof or comparable terminology. Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in Item 1A of Part I of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances.

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

•

our business involves a number of personal injury and other operating risks, and our failure to properly manage these risks could result in liabilities and loss of future business not fully covered by insurance and loss of future business and could have a material adverse effect on results of operations;

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

•	we are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers;

•	we could be exposed to unknown or unmanaged risks or losses due to employee misconduct or fraud;

•	our pension and other post-employment benefit plans are currently underfunded or unfunded and we have to make cash payments, which may reduce the cash available for our business;

•	higher than expected claims that are in excess of the amount of our coverage under insurance policies would increase our costs;

•

equipment failure, failure of our computer, information processing, or communications hardware, software, systems or infrastructure or other events could cause business interruptions that could have a material adverse effect on our results of operations;

•

we are subject to acquisition risks. If we are not successful in integrating companies that we acquire or have acquired, we may not achieve the expected benefits and our profitability and cash flow could suffer. In addition, the cost of evaluating and pursuing acquisitions may not result in a corresponding benefit;

•

our business is subject to environmental and health and safety regulations that could expose us to liability, increase our cost of operations, or otherwise have a material adverse effect on our results of operations;

•	failure to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar regulations could subject us to penalties and other adverse consequences;

•	we may see increased costs arising from health care reform;

•	rapidly growing supply in China and other developing economies may grow faster than demand in those economies, which may result in additional excess worldwide capacity and falling steel prices;

•	a downgrade in our credit ratings would make it more difficult for us to raise capital and would increase the cost of raising capital;

•	we face significant competition in the markets we serve;

•	we may not be able to sustain our competitive advantages in the future;

•	we may not be able to successfully adapt to changes in the scrap trading industry;

•	the future success of our business depends on retaining existing and attracting new key personnel;

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. We assume no obligation to update any forward-looking statements after the date of this Annual Report as a result of new information, future events or developments except as required by federal securities laws.

Explanatory Note

Unless the context otherwise indicates or requires, as used in this Annual Report, references to:

•	“Adjusted EBITDA” has the meaning provided in footnote (4) to the Selected Financial Data included in Part II, Item 6 of this Annual Report;

•	“Company,” “we,” “our” or “us” refer to TMS International Corp. and its consolidated subsidiaries, including Tube City IMS Corporation;

•	“Discretionary Cash Flow” has the meaning provided in footnote (7) to the Selected Financial Data included in Part II, Item 6 of this Annual Report;

•	“International” refers to countries other than the United States and Canada;

•	“Latin America” refers to Mexico, Central America, South America and the Caribbean, including Trinidad and Tobago;

•	“Mill Service Group” refers to the Mill Services group segment of the Company;

•	“North America” refers to the United States and Canada;

•	“Onex” refers to Onex Partners II LP, collectively with other entities affiliated with Onex Corporation;

•	“Onex Acquisition” refers to the acquisition of the Predecessor Company on January 25, 2007 by TMS International Corp., an affiliate of Onex Partners II,LP;

•	“Predecessor Company” refers to the Company prior to the Onex Acquisition;

•	“Raw Material and Optimization Group” refers to the raw materials and optimization group segment of the Company;

•	“Revenue After Raw Material Cost” has the meaning provided in footnote (3) to the Selected Financial Data included in Part II, Item 6 of this Annual Report;

•	“Successor Company” refers to the Company after the Onex Acquisition; and

•	“TCIMS” refers to the Company’s wholly-owned indirect subsidiary, Tube City IMS Corporation, a Delaware corporation.

PART I

Item 1.	Business

Our Company

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry and our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We provide mill services at 82 customer sites in 11 countries across North America, Europe, Latin America and Africa and operate 29 brokerage offices from which we buy and sell raw materials across five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 34 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel. For the year ended December 31, 2011, our Total Revenue, Revenue After Raw Materials Costs and Adjusted EBITDA were $2,661.5 million, $549.5 million and $134.0 million, respectively. For a reconciliation of Total Revenue to Revenue After Raw Materials Costs, see “Item 6. Selected Financial Data.”

Our range of specialized, value-added services is the broadest of any of our competitors and includes: (1) scrap management and preparation; (2) semi-finished and finished material handling; (3) metal recovery and slag handling, processing and sales; (4) surface conditioning; (5) raw materials procurement and logistics; and (6) proprietary software-based raw materials cost optimization. We combine this full suite of industrial services with a multi-faceted workforce, large and diverse equipment fleet and rigorous safety and environmental compliance to deliver a differentiated service offering. In these ways, we have established ourselves as a preferred service provider to many of the largest global steel producers.

Our business model is characterized by long-term contracts and a highly variable cost structure, which enable us to generate strong Discretionary Cash Flow. In 2011, 91% of our Revenue After Raw Materials Costs was generated from long-term contracts under which we provide one or more services. Our earnings are primarily driven by the steel production volumes of our customers rather than by steel prices. Based on production volumes for the year ended December 31, 2011, we estimate our existing contracts would generate approximately $1.7 billion of future Revenue After Raw Materials Costs over their remaining terms. More than 88% of such revenue would be generated from contracts that expire after 2014, and the weighted average remaining term of our contracts is approximately 3.4 years. Our cost structure is highly flexible, with approximately 80% of our cash operating costs being variable, enabling us to respond quickly to changes in market conditions. In addition, the significant majority of our Growth Capital Expenditures occur only after we have won new long-term contracts. Our global raw materials procurement business is structured such that our purchases of raw materials are typically matched with customer orders, which minimizes working capital requirements, inventory and price risk.

Over the last seven years, we have expanded from primarily serving North American steel companies to having 23% and 18% of our 2011 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, generated internationally. Further, we have grown our scale and diversity in that period by expanding the number of customer sites at which we operate from 64 to 82 and our raw materials procurement locations from 11 to 29, and we have increased the average number of services offered at our customer sites from 2.0 to 2.3. Our growth plans include the following key elements: (1) continue to grow in global markets by leveraging our existing infrastructure, customer relationships, expertise and market credibility; (2) continue to increase the number of our services offered to our existing customers through cross-selling; and (3) grow through prudent acquisitions and selective additions to our service offerings.

Our Services

We provide a broad range of services through two segments, our Mill Services Group and our Raw Material and Optimization Group. For the year ended December 31, 2011, we generated Adjusted EBITDA of $117.5 million and $51.0 million from our Mill Services Group and our Raw Material and Optimization Group, respectively, before total Administrative segment costs of $34.5 million.

We provide the industry’s most comprehensive array of outsourced industrial services to steel mills. Our operational expertise and broad range of services enable steel producers to better focus on steel making and improve their cost structure by outsourcing specific non-production, yet mission critical, functions to us. We are the largest provider of outsourced services to steel mills in North America as measured by revenue and have a substantial and growing international presence. In North America, the largest outsourced steel service market, we are the largest provider of five of our six primary services, and we are the second largest provider of raw materials procurement services for steel mills. Over the past seven years, we have built a substantial presence in Europe and Latin America, and have the infrastructure required to offer all of our primary mill services to steel mills. In 2011, we were awarded new contracts to provide mill services internationally in Europe, Latin America, Africa, and the Middle East, and we are currently pursuing opportunities to further expand our services in these areas and Asia.

We also offer other services, including dust and debris management, equipment rental, mobile equipment maintenance, refractory removal, vacuumation and stevedoring.

Mill Services Group

Our Mill Services Group provides a variety of services predominantly performed at our customer sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at our customer sites and are not based on the underlying price of steel. In addition, many of our contracts include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. They also typically provide for price adjustments based on published indices, which pass defined increases or decreases in key operating costs through to our customers.

Substantially all of our Capital Expenditures, whether Growth Capital Expenditures or Maintenance Capital Expenditures, are incurred in connection with the services provided by the Mill Services Group, since our equipment is used to perform these services. We enter into long-term contracts requiring Growth Capital Expenditures only if we determine that they will produce targeted returns on investment. Our Maintenance Capital Expenditures are highly variable because they are correlated to equipment utilization which in turn is based on our customers’ production volumes.

Scrap Management and Preparation

We provide mills with inspection, preparation and delivery of raw materials, primarily scrap, as well as inventory control through logistics management. Our services include receiving, inspecting, sorting, cleaning, shearing, burning, shredding and baling of primarily ferrous scrap and scrap substitutes (such as pig iron) according to customer specifications. Ferrous scrap is generated from many sources including industrial manufacturers, demolition sites, discarded automobiles and appliances. Our technologically sophisticated inspection and testing protocols sort the incoming scrap for processing through a variety of methods based on size, composition and type of material. We own and operate a variety of specialized heavy equipment, including locomotives, large off-highway trucks, hydraulic, track and rail cranes and mobile mass spectrometers to inspect and analyze incoming raw materials and transport raw material inventory within a mill’s facility.

Semi-Finished and Finished Material Handling

We handle and transport semi-finished and finished steel products such as steel slabs, billets and plates. Many mills require a customized transportation and logistics system to move the products safely and efficiently within the mills’ operations. Our skilled operators use large slab and billet pallet carriers, forklifts or tractor trailers to transport thousands of tons of materials. Material handling equipment is also used to move finished products from the mill into inventory and from inventory onto rail cars, trucks or barges for shipment to the mill’s customers. We also provide rail services, including use of our site-dedicated locomotives, on-site track installation and maintenance.

Metal Recovery and Slag Handling, Processing and Sales

During the steel production process, a steel making co-product known as slag is generated inside the mills’ furnaces and must be removed properly and in a timely manner to avoid any production delays. We recycle and process the slag to recover valuable metallic material that is either reused in the production of steel by the host mill or sold to other end users. The remaining non-metallic materials typically are sold to third parties as aggregates for use in cement production, road construction, ballast, agricultural and other applications.

We developed methods of removing slag material from melt shops that are now commonly used throughout the industry, and we are the leading provider of slag processing services in North America, providing slag processing services to 48 of the approximately 121 North American steel producing mills. Metal recovery and slag handling, processing and sales are fundamental to accelerating our international expansion.

Surface Conditioning

We pioneered the North American commercial application of robotic surface conditioning. Surface conditioning is a value-added process that removes imperfections from semi-finished steel products to be used in high-value applications that require unblemished finishes such as household appliances and automobiles.

Prior to the introduction of this technology, manual surface conditioning was a time-consuming and costly process. Our technological advancements in robotic surface conditioning have increased the speed, quality and consistency of the surface conditioning process, enabling us to achieve significant market share within this industry niche. Of the seven mills in North America that have automated surface conditioning installations, we perform these services on an outsourced basis at five of them. We also provide manual surface conditioning at multiple other customer sites.

Significant international opportunities exist for surface conditioning as developing nations focus on producing higher grades of steel. Specifically, demand for higher end finished steel, suitable for automotive and other advanced applications, continues to accelerate in these growing markets. Currently, four customer sites in Europe utilize our surface conditioning technology.

Raw Material and Optimization Group

Our Raw Material and Optimization Group provides services designed to assist our customers in their procurement or sale of scrap and other raw materials and to help determine the lowest cost mixture of scrap and other steel making raw materials.

Raw Materials Procurement and Logistics

We operate a worldwide procurement and logistics network to act on behalf of our customers, purchasing approximately 9.5 million tons of raw material inputs annually, including ferrous scrap, scrap substitutes, coke, coal, ore, non-ferrous metals, ferro-alloys and other raw materials used in steel making. Our extensive supplier contacts, substantial purchasing scale and superior market knowledge enable us to procure raw materials cost-effectively for our customers. We procure these raw materials from industrial sources, demolition contractors, metal producers and other dealers and brokers globally. We represent certain customers on an exclusive basis globally in the purchase of their ferrous scrap requirements, and represent a number of customers on a non-exclusive basis in the purchase and sale of their scrap products used or generated in the steel and iron making processes. Revenues for the raw materials procurement and logistics services we provide are generally generated pursuant to two alternative transaction models: (1) a contractually determined, volume-based fee for arranging delivery of raw materials shipments to a customer directly from a vendor with no price or inventory risk; or (2) arrangement to purchase for our own account and sell raw materials at specified prices, typically locking in a margin with minimal price or inventory risk. In addition, we occasionally take measured market risk in connection with our raw materials procurement services by either purchasing raw materials at a fixed price without an immediate corresponding sale order or agreeing to sell raw materials at a fixed price before having procured such materials.

In addition to sourcing raw materials for our customers, we arrange point-to-point delivery logistics, providing our customers with a seamless solution globally for raw material procurement needs. We procure materials on behalf of every major steel producer in North America, and as we increase our scale and reach, we expect to continue gaining global market share. For the year ended December 31, 2011, approximately 10% of the Revenue After Raw Materials Costs from our procurement business related to procuring and arranging logistics for raw materials for our growing customer base in Asia.

Proprietary Software-Based Raw Materials Cost Optimization

Our raw materials cost optimization service is sold on a fee-per-ton basis and allows our customers to achieve significant savings by optimizing their use of input materials (specifically ferrous scrap and scrap substitutes) to obtain the lowest liquid steel cost for a specified chemistry of steel. We developed and currently market our Scrap OptiMiser® and GenBlend® software packages, which are proprietary, real-time raw materials optimization systems that include materials planning, procurement and utilization platform that we believe are the most advanced and comprehensive resource management and process control solutions in the steel industry.

Our Scrap OptiMiser®, GenBlend® and related software applications utilize our proprietary database of commodity and freight information to aid mills in the planning, procurement and utilization of ferrous scrap and scrap substitutes, determining the lowest cost input mix based on market conditions, raw materials availability, on-site inventory levels and each steel mill’s unique operating characteristics. These applications are licensed on a subscription basis. We retain all rights to the software and operate the software on our subscribing clients’ behalf.

Based on information from our customers, we estimate that our optimization services have produced significant cost savings for our customers in the range of $2.00 to $6.00 per ton of liquid steel, depending on market conditions and other mill-specific factors. We have acquired 14 new service contracts for the Scrap OptiMiser® since 2004 and believe that the system’s broad appeal and growing track record will lead to increased demand among both existing and new customers. We also offer a software package, GenBlend A+®, to enable us to optimize non-ferrous metals.

Other Services

In addition, we provide other services that complement our primary offerings and represent additional opportunities for steel mills to outsource other support activities. These services include:

•	Dust and Debris Management. We provide on-site dust and debris management services to our customers, including road watering, road sweeping and vacuum truck services.

•	Equipment Rental Services. These services allow customers to benefit from our access to equipment at low cost, on-site synergies and maintenance expertise.

•	Mobile Maintenance. We offer comprehensive maintenance services for our customers’ mobile equipment that utilize our on-site maintenance resources.

•	Refractory Removal. We offer furnace, ladle and vessel refractory removal services that utilize our specialized on-site equipment and skilled operators.

•

Vacuumation. We provide routine and emergency response vacuumation services to: (1) reclaim dry and liquid spillages such as powder, slurry and water for re-use in the steel making process; and (2) remove unwanted spillages from the customer’s site.

•	Stevedoring. We offer stevedoring services to load finished products onto or unload raw materials from ships for our customers.

Total revenue contributed by class of service is included in Note 20 to the Company’s consolidated financial statements included elsewhere in this Annual Report.

We leverage our excellent customer relationships to actively pursue new types of service offerings to grow our business.

North American Operations

In North America, we are the largest provider of five of our six primary services and the second largest provider of raw materials procurement services. We are embedded at 62 customer sites in North America, representing approximately 51% of North American steel mills. We serve four of the top five largest North American steel producers, and, in 2011, customer sites where we provided one or more services represented approximately 44% of the steel produced in North America.

We are proud of our long history of quality service and strong customer relationships in North America, which have allowed us to realize a contract renewal rate of over 97% from 2005 to 2011 based on Revenue After Raw Materials Costs. North American steel producers typically rely on outsourcing for a variety of services, and we believe we provide an attractive value proposition to those customers in cross-sell opportunities because we are often able to leverage our existing infrastructure. Eleven of our twenty-one new North American contracts won since the beginning of 2005 were the result of cross-selling, and, as a result, we increased the average number of services per customer site in North America from 2.0 in 2005 to 2.3 in 2011. In addition to cross-selling our primary services, our embedded on-site presence and daily operational integration with our customers often allow us the opportunity to proactively propose additional outsourced services.

International Operations

Over the last seven years, we have expanded from primarily serving North American steel companies to having 23% and 18% of our 2011 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, generated internationally. Our leadership position in the North American market has provided us with credibility and market recognition internationally, which has facilitated our expansion into new markets with both existing and new customers. Over the past six years, we have built a substantial presence in Europe and Latin America and have the infrastructure required to offer all of our primary mill services to steel mills. Although we have only recently begun operating in these regions, in 2011 customer sites where we provided one or more services represented approximately 9% and 24% of the steel produced in Europe and Latin America, respectively, based on production results through November 2011. We have also built a substantial procurement presence in Asia and Europe and are able to offer our procurement services globally.

We operate at thirteen mills located in Belgium, France, Serbia, Slovakia and the United Kingdom, and we have recently commenced a comprehensive European raw materials procurement initiative that operates from our sites in Slovakia and Belgium. Our customers in Europe include ArcelorMittal, United States Steel and Tata Steel. We currently provide an average of 1.7 services at our European customer sites. We are using our current operations in Europe to grow our business both by pursuing new contracts at locations where we do not currently provide services and by cross-selling new services at locations where we already provide services. In addition, we believe that our raw materials procurement operations will experience steady growth in the highly fragmented European scrap market as we continue adding professionals to augment our operations in this region.

In Latin America, we currently operate at four customer sites located in Mexico and Trinidad & Tobago. Similar to our other international operations, most of our growth has been recent. In 2007, we were not operating at any customer sites in Latin America. Our customers in Latin America include leading regional and global steel producers such as Ternium and ArcelorMittal. We currently provide an average of 2.3 services at our Latin American customer sites. Our existing infrastructure in Latin America has been built to permit us to offer all of our primary mill services and procurement services, and we anticipate that these sites will provide a foundation from which we can further penetrate this geographic market.

We have established six raw materials procurement locations across Asia in China, Indonesia, Vietnam, Taiwan and Singapore. Our raw materials procurement business in Asia is driven in the near-term by sourcing scrap and other raw materials from North America, Europe and Latin America for sale to our customers in Asia. For the year ended December 31, 2011, 10% of our procurement business related to procuring and arranging logistics for raw materials for our growing customer base in Asia. We believe the growth in the installed base of scrap in Asia due to continued urbanization and economic development will lead to growth for our intra-Asian procurement and sale activities. Our presence in Asia has enabled us to build strong relationships with steel producers across the region and to develop superior market intelligence. We intend to leverage our relationships and market intelligence to introduce and expand our Mill Services Group’s business in Asia. We believe that growth in our mill services business in Asia will develop as steel markets mature and become more competitive, and the value of our services will become more apparent to steel producers.

In 2011, we won our first contract and began providing metal recovery services in Abu Dhabi in the United Arab Emirates. We believe the platform we have established in Abu Dhabi can be leveraged to help further penetrate the steel making market in the Middle East – North Africa region. Additionally, we won contracts to provide metal recovery and scrap handling services at two separate steel making facilities in South Africa. We are building an administrative and operational infrastructure in South Africa to allow us to offer all of our mill and procurement services.

Our Market Opportunity

Efficient production of steel requires constant operation due to the high costs required to start up and heat the furnaces to the required temperatures. In addition, strict production schedules are essential in order to maximize utilization and productivity and to ensure a competitive cost position. Failures by outsourced service providers can result in significant losses for their customers due to delays in the steel production process or poor product quality. As a result, steel producers generally prefer to contract with proven outsourced service providers who have track records of reliable operational expertise, employee safety, environmental compliance and financial stability.

We believe the following key dynamics will drive the continued growth of the market for outsourced industrial services to the steel making industry:

Increased Outsourcing, Especially in Developing Markets

The provision of critical industrial services is generally not a core competency of steel producers, yet it is essential to the efficient operation of their complex facilities. We believe that steel producers will increasingly utilize outsourced service providers in order to reduce costs and improve operational efficiency, enabling them to focus their human and capital resources on their core business of steel making. Steel producers in more developed markets such as North America and Western Europe have historically outsourced more industrial services than steel producers in developing markets such as Latin America, Eastern Europe, Asia, Africa and the Middle East. However, we believe that as the steel industries in developing markets mature, competition among steel producers will increase and cost and operational efficiencies will become more important, which will increase the amount of outsourcing in these markets.

Consolidation of Steel Producers Driving Outsourcing

The global steel industry has undergone significant consolidation over the last ten years. We believe that the evolution into a more consolidated, stable and competitive global steel industry has led to more sophisticated management practices which has significantly increased the international adoption of outsourced industrial services by the steel industry. Many of our customers are increasingly transferring best-practices, including the outsourcing of industrial services, across their locations worldwide.

Concentration of Outsourced Services with Fewer, Well-Established Service Providers

The outsourced industrial services market in which we operate is highly fragmented with a large number of small, local and regional service providers and very few large providers with global capabilities. Many of our large global customers require a full suite of outsourced industrial services at multiple facilities across broad geographies. In addition, these customers are seeking to decrease the administrative burden of managing multiple outsourced providers by reducing the number of vendors they engage to a manageable group of leading service providers differentiated by scale, breadth of service offering, proven service quality and safety. We believe larger outsourced service providers such as us will benefit from this trend.

Increased Emphasis on Safety and Environmental Compliance

Our customers are increasingly focused on worker safety and environmental compliance. Accordingly, our customers select industrial service providers with strong safety and environmental track records such as us. In addition to injuries, incidents can result in revenue losses from production delays, and potential financial liabilities and damage to corporate reputations.

Our Competitive Strengths

Leading Market Position

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. In North America, the largest outsourced steel services market, we are the largest provider of five of our six primary services, and we are the second largest provider of raw materials procurement services for steel mills. In North America, we operate at more customer sites than any of our competitors, providing mill services at approximately 51% of steel producing sites, and arranging raw material transactions on behalf of nearly all major steel producers. Our scale and market position create economies of scale, purchasing power and an ability to rapidly deploy resources and equipment, enabling us to bid competitively on contracts globally. Our leadership position in the North American market has provided us with credibility and market recognition internationally, which has facilitated our expansion into new markets with both existing and new customers. Over the past seven years, we have built a substantial presence in Europe and Latin America and have the infrastructure required to offer all of our primary mill services. We have also built a substantial procurement presence in Asia and Europe and are able to offer our procurement services globally.

Broadest Portfolio of Services Globally

We provide the industry’s most comprehensive suite of outsourced industrial services to steel mills, enabling our customers to generate substantial cost savings through operational efficiencies while focusing on their core business of steel making. Our diversified offering of services and international presence afford us multiple entry opportunities for acquiring new customers and cross-selling. Approximately 50% of our 44 new contracts won since the beginning of 2005 were the result of selling new services at locations where we already provide service. Twenty-three of those contracts are from international customers. As a result, we have increased the average number of our services offered at our customer sites by 15%, from 2.0 services in 2005 to 2.3 services in 2011.

Long-Standing Relationships with Leading Steel Producers

We have established long-standing customer relationships over the past 80 years and have served our top 10 customers, based on Revenue After Raw Materials Costs for the year ended December 31, 2011, on average for over 34 years. In addition, our customer base includes 12 of the top 15 largest global steel producers. Our services are critical to our customers’ operations, and we believe we are able to provide these services in a more cost-effective manner than if performed in-house. Our Mill Services Group employees and equipment are typically embedded at customer sites and have daily interaction with customer personnel, and our Raw Material and Optimization Group is the exclusive purchasing agent for scrap and scrap substitutes for certain of our largest customers. Our deep operational integration, combined with our record of excellent performance and customer service, has driven strong customer loyalty. In addition, our customer relationships are further supported by an industry-recognized safety record that is consistently better than industry averages and a highly qualified environmental engineering staff. As a result, our contract renewal rate has been greater than 97% from 2005 to 2011 based on Revenue After Raw Materials Costs.

Long-Term Contracted Revenue and Variable Cost Structure

We provide our services through long-term contracts with our customers, which are typically structured in a manner that reduces our sensitivity to volume changes in our customers’ production. Our contracts are also typically structured on a fee-per-ton basis tied to production volumes at our customer sites and are not based on the underlying price of steel. In addition, many of our contracts include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. They also typically provide for price adjustments based on published indices which pass defined increases or decreases in key operating costs through to our customers. We also have a highly scalable cost structure with approximately 80% of our cash operating costs being variable, which protects our profitability during more difficult market conditions such as those experienced during 2009. In addition, our Maintenance Capital Expenditures are highly variable because they are correlated to equipment utilization, which in turn is based on our customers’ production volumes.

Strong Cash Flow Generation Drives Earnings Growth

Our business model and cost structure enable us to generate strong Discretionary Cash Flow to fund Capital Expenditures and drive earnings growth. We enter into long-term contracts requiring Growth Capital Expenditures only if we determine that they will produce targeted returns on investment. This discipline assures that we deploy our Discretionary Cash Flow in a focused manner to drive stockholder returns. Throughout the recent economic downturn, we continued to enter into new long-term contracts and invest growth capital, thereby positioning us to generate strong earnings growth as steel production volumes continue to recover.

Experienced, Proven Management Team

Our executive management team has extensive experience with the members having an average of over 26 years in our industry and over 19 years with us. Our management team successfully integrated the legacy Tube City and IMS businesses, which combined in 2004, and has continued to grow our customer base while consistently improving our industry-leading safety record. Our management team has strong relations with our employees and unions, and we have not experienced any work stoppages or strikes for 20 years. In addition, our management team has executed upon our strategic plan to build our international business, increasing the contribution of international Adjusted EBITDA as a percentage of total Adjusted EBITDA from 2% in 2005 to 18% in 2011. In 2009, one of the worst years on record for steel production, our management team responded rapidly, realizing meaningful overhead cost reductions that we believe are sustainable and carefully managing equipment deployment and Maintenance Capital Expenditures, collectively resulting in expanded Adjusted EBITDA Margins and significant Discretionary Cash Flow.

Our Growth Strategy

Continue to Grow in International Markets

We believe we have substantial international growth opportunities which will be driven by expansion of our existing market share in Latin America and Europe and continued growth in outsourcing in other markets, such as Asia, Africa and the Middle East. We believe that the rates of outsourcing steel services in the developing markets today are substantially lower than they are currently in North America. We further believe that additional opportunities exist in developing markets as steel producers discover that outsourcing certain functions enables them to be performed more cost effectively, allowing them to concentrate their attention and resources on steel making. As steel production in developing markets continues to mature and outsourcing of the services that we offer becomes more prevalent, we believe that we are well positioned to capitalize on opportunities due to our scale, existing infrastructure, proven track record and marketplace intelligence. In more developed international markets, outsourcing is common, but we believe steel producers desire more competition from proven operators such as ourselves, providing opportunities to gain market share.

In 2011, we won 11 new mill services contracts, nine of which were international contracts in countries including South Africa, Mexico, the United Arab Emirates, France and Belgium.

Increase Penetration of Existing Customers

We believe we are in a unique position to leverage our existing relationships and embedded operations at our customer sites to cross-sell additional service offerings. Approximately 50% of our 44 new contracts won since the beginning of 2005 were the result of cross-selling, driven by our customers’ high satisfaction with our existing services, their desire to consolidate services with their best providers and our focus on offering our full array of services to our customers. More than one-half of the new cross-sell contracts we secured since the beginning of 2005 were the result of displacing the incumbent provider, and we will seek to continue to grow through these types of market share gains. On average, we provide approximately 2.3 out of our six primary services at each customer site where we currently operate (up from 2.0 in 2005), representing a significant opportunity to grow within our existing customer base. Furthermore, we are able to offer an attractive value proposition to our customers in cross-sell opportunities because we are typically able to leverage our existing infrastructure.

Selectively Expand Service Offerings

We will continue to identify opportunities to leverage our competencies to provide value-added services beyond our existing service offerings that fulfill our customers’ evolving needs. Our embedded on-site presence and daily operational integration with our customers create unique relationships, often allowing us the first opportunity to propose additional outsourced services. We are able to provide value to our customers by using our on-site operating experience and by leveraging existing on-site resources to develop customized service offerings. For example, we have recently entered into contracts for vacuumation and related cleaning services. We also plan to expand our global Raw Material and Optimization Group into commodities that we do not currently handle in large quantities and to market our internal logistics expertise as an outsourced service. For example, we have recently procured coke, iron pellets, iron ore fines and finished steel mill products.

Maximize Profit Potential

We will continue to commit growth capital to contracts where we believe our returns will drive future profitability. We will also continue to streamline our cost structure and pay down debt in order to improve operating margins and grow earnings. In 2009, we significantly reduced overhead expenses historically incurred in our Site Operating Costs and Selling, General and Administrative Expenses, enabling us to improve our Adjusted EBITDA margins in 2009 and 2010. We believe a significant amount of the overhead cost reductions will be sustainable and that improvements in our Adjusted EBITDA margins will also be sustainable, positioning us to benefit from increased steel productions as end markets continue to recover. In addition, our goal is to continue to optimize our equipment utilization to reduce maintenance costs and drive higher cash flow, providing us flexibility to make new growth investments.

Selectively Pursue Acquisitions and Partnerships

We will selectively pursue strategic acquisitions and partnerships that will diversify our existing portfolio of products and services, expand our geographic footprint and build new customer relationships. We have successfully integrated three acquisitions in the past four years. Our management team has significant international operating experience in providing outsourced services to the steel industry and strong relationships with leading global and regional steel producers. We believe this will enable us to identify and pursue attractive acquisitions and partnerships. In September 2008, we increased our international business through our acquisition of Hanson, a United Kingdom-based provider of services to steel mills and other industrial enterprises. In 2010, we further expanded our business through the acquisition of Ontario, Canada based Total Mill Services for a purchase price of $0.5 million plus a contingent payment of up to $0.2 million. Total Mill Services provides cleaning and vacuumation services to the steel industry. In 2011, we strengthened our optimization services with the acquisition of Keystone Systems Inc. for a purchase price of $0.1 million plus a contingent payment of up to $0.2 million. Keystone Systems Inc. provides software designed to help metal producers, including stainless steel and aluminum producers optimize their raw material inputs. We are continuing to pursue a number of international opportunities in Europe, Asia, and Latin America. We believe that by continuing to utilize our disciplined acquisition and joint venture strategies, we will be able to supplement our organic growth prospects and enhance our long-term earnings growth.

Customers

Our customer base includes the leading integrated and minimill steel producers in the world. We operate at 82 customer sites in eleven countries across North America, Europe, Latin America and the Middle East, and our global raw materials procurement network spans five continents. We have established long-standing customer relationships and have served our top 10 customers, based on Revenue After Raw Materials Costs for the year ended December 31, 2011, on average for over 34 years. We have a strong presence at our customers’ sites globally. Some examples of the length of our relationship and breadth of coverage at our customers’ sites are set forth in the following chart.

Customer	Number of TMS Sites	Years of TMS Service(1)
AK Steel	4	23
ArcelorMittal	12	71
Gerdau	11	34
Nucor	10	32
Tata Steel	2	50
Ternium	2	5
United States Steel	9	68
Emirates Steel	1	1

(1)	Includes service to predecessor entities.

Our consistent record of cost-reduction, superior performance, safety and environmental stewardship has facilitated longstanding relationships with global steel producers. On average, we have served our top 10 customers, based on Revenue After Raw Materials Costs for the year ended December 31, 2011, for over 34 years. Our top 10 customers accounted for 79% of our Revenue After Raw Materials Costs. We provide services to each of our top customers under many contracts that cover multiple services and customer sites. The strength of our relationships with our customers and integration of our operations within our large installed base of on-site equipment create significant barriers to entry and have driven our greater than 97% contract renewal rate from 2005 to 2011 based on Revenue After Raw Materials Costs.

For the year ended December 31, 2011, our Revenue After Raw Materials Costs from our largest customer, United States Steel (together with its affiliates), accounted for approximately 27% of our consolidated Total Revenue and 25% of our Revenue After Raw Materials Costs. We provide services to United States Steel under a number of contracts that together cover 32 services at 9 sites. The substantive terms of our contractual arrangements with United States Steel are organized in multiple detailed scopes of work, scrap management agreements, scrap sales agreements and stand-alone contracts. In the United States, there are 16 scopes of work, scrap management agreements and scrap sales agreements organized under two master agreements: one relating to the scopes of work and scrap management agreements entered into for scrap management, procurement, optimization and related services at six customer sites and the other relating to the scopes of work providing for metal recovery, slag processing, slab hauling, scarfing and related services at four customer sites. In Canada, a third master agreement covers all of our activities at the two United States Steel sites in Canada that we service. We have separate country-specific contracts providing for our services to United States Steel in Slovakia. The average remaining contract life for the services we provide to United States Steel and its affiliates is approximately five years. While we are not substantially dependent on any one contract with United States Steel, the loss of the business with this customer would likely have a material adverse effect on our results of operations.

We provide our services through long-term contracts with our customers. These contracts are typically structured in a manner that reduces our sensitivity to volume changes in our customers’ production. Our contracts are also typically structured on a fee-per-ton basis tied to production volumes at our customer sites and are not based on the underlying price of steel. In addition, many of our contracts include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. They also typically provide for price adjustments based on published indices which pass defined increases or decreases in key operating costs through to our customers.

For the year ended December 31, 2011, 91% of our Revenue After Raw Materials Costs was generated from long-term contracts under which we provide one or more services. Our contracts generally have initial terms of between five and 10 years in length. The contracts are site-specific and typically include multiple services per customer site. Based on production volumes for the year ended December 31, 2011, we estimate that our existing contracts would generate Revenue After Raw Materials Costs of approximately $1.7 billion over their remaining terms. More than 88% of such Revenue After Raw Materials Costs would be generated from contracts that expire after 2014, and the weighted average remaining term of our contracts is approximately 3.4 years. Certain of our contracts, including contracts with our largest customer, contain provisions providing for the right to terminate for convenience through the payment of significant scheduled termination fees based on the remaining terms of the contracts.

We have a successful track record of winning new business and gaining market share, having won 44 new contracts from 2005 through 2011, including 22 contracts at sites where we did not previously provide services and 22 contracts at existing sites where we offered additional services. Eleven of the new cross-sell contracts we secured since the beginning of 2005 were the result of displacing the incumbent provider.

We evaluate and pursue new service contract opportunities by assembling multi-functional teams, including representatives from sales and marketing, engineering, maintenance, asset management, site operations and finance, to analyze opportunities and formulate comprehensive proposals. We employ a disciplined approach of preparing detailed financial analyses that incorporate pricing, revenue, fixed costs, required equipment and personnel, creditworthiness, customer reputation, historical and forecasted production volume and the unique characteristics of each mill to develop each proposal. Final decisions regarding a proposed bidding strategy are subject to final approval by an executive committee consisting of members of senior management. The time period for the bidding process typically ranges from four months to nine months, with the actual duration of such period being dependent upon the type and magnitude of the services that are involved as well as the type of equipment required.

Competition

The global outsourced steel services industry is highly competitive. Competition is based largely upon service quality, operational expertise, safety record, price, past experience, reputation and financial capability. Certain of our competitors are companies or divisions or operating units of large companies that have greater financial and other resources than we do, and a potential customer could view that as an advantage for such a competitor. In North America, primary direct competitors include: Harsco Corporation, through its Harsco Metals division; Edward C. Levy Co.; Nucor Corporation, through its acquisition of the David J. Joseph Company; Stein Steel Mill Services, Inc.; Philip Services Corporation; Sims Metal Management and Phoenix Services, LLC, although most of our service categories include one or more additional significant competitors. In

Europe, Latin America and Asia, competitors include Harsco Metals, Phoenix Services, LLC, Edward C. Levy, BIS, Sims Metal Management, TSR Recycling and numerous regional service providers, including Gagneraud Industries SAS, Ortec Group, Getim, Recmix Belgium, DSU, Techint Group and Egon Evertz KG.

Excluding competition from internal support capabilities at the mills themselves, we believe that we hold a leading position within each service category in which we operate.

Competitors By Service Category

Service Category	Primary Third-Party Competitors

Scrap Management and Preparation	Harsco Metals, David J. Joseph, Gagneraud Industries SAS, Edward C. Levy Co., Phoenix Services, LLC, Stein Steel Mill Services, Inc., Kinder Morgan and local and regional competitors

Semi-Finished and Finished Material Handling	Harsco Metals, Phoenix Services, LLC Gagneraud Industries SAS, Edward C. Levy Co., Stein Steel Mill Services, Inc., Ports America, Inc., Kinder Morgan and local and regional competitors

Metal Recovery and Slag Handling, Processing and Sales	Harsco Metals, Gagneraud Industries SAS, Edward C. Levy Co., Stein Steel Mill Services, Inc., Phoenix Services, LLC and local and regional competitors

Surface Conditioning	Harsco Metals, Edward C. Levy Co., Egon Evertz KG and local and regional competitors

Raw Materials Procurement and Logistics	David J. Joseph, OmniSource Corporation, Philip Services Corporation, Sims Metal Management, Mid Ship Logistics, TSR Recycling and local and regional competitors

Proprietary Software-Based Raw Materials Cost Optimization	David J. Joseph and Management Science Associates, Inc.

Other Services	Most of the above-named competitors, KT–Grant, Inc. and local suppliers

Intellectual Property

We own a number of registered and unregistered trademarks and service marks in the United States and abroad that we use in connection with our businesses, including: Tube City IMS®, We Create Value®, Scrap Optimiser®, Genblend®, The Evolution of Value® and certain related designs and logos. We also own four issued U.S. patents, one issued Canadian patent and one issued U.K. patent covering various devices, systems and processes related to our steel services business. We currently have no patents on any of our software, relying instead on copyright and trade secret protection. We own a number of U.S. copyright registrations covering portions and versions of our Scrap Optimiser® software applications, and we have acquired licenses to use certain third-party software in some of our software programs including our Scrap Optimiser® software applications.

Our patents all have a life of 20 years from their respective filing dates; the earliest expiring in 2015 and all will expire by 2023. Our trademark and service mark registrations carry 10-year renewable terms. Our copyright registrations covering the Scrap Optimiser® software survive 70 years beyond the life of the software’s author. Our licenses to use third-party software programs, including those found in portions of our Scrap Optimiser® software, generally grant us certain renewable, non-exclusive license rights.

History and Corporate Information

We were formed by Onex on October 31, 2006 in connection with the acquisition in January 2007 of Tube City IMS Corporation from its previous owners. We operate through our subsidiaries, including our primary operating company Tube City IMS, LLC, a Delaware limited liability company. The Raw Material and Optimization Group traces its roots to Tube City Iron & Metal, or Tube City, formed in 1926 as a scrap metal dealer and processor in McKeesport, Pennsylvania. The Mill Services Group traces its roots to International Mill Service, or IMS, which started in the Cleveland, Ohio area in 1936 in the sand and gravel business and evolved into the slag processing and metal recovery business.

Through the succeeding years, each of Tube City and IMS continued to grow and expand its respective portfolio of steel mill services. Tube City and IMS were combined in 2004. Since that date, the combined enterprise has fully integrated its separate and complementary outsourced steel mill services into the largest provider of outsourced industrial services to steel mills in North America with a substantial and growing international presence.

Our principal executive offices are located at 12 Monongahela Avenue, Glassport, Pennsylvania 15045, and our telephone number is (412) 678-6141. Our website address is www.tmsinternationalcorp.com. Information contained on or accessible through our website is not a part of this Annual Report.

Employees

As of December 31, 2011, we employed approximately 4,000 people, approximately 3,300 of whom are hourly employees. As of December 31, 2011, approximately 45% of our North American hourly employees are covered by 30 collective bargaining agreements. Labor agreements with these unions expire periodically through April 2016. Approximately 18% of our North American hourly employees are covered by collective bargaining agreements that expire before December 31, 2012. Our management team has strong relations with our employees and unions, and we have not experienced any work stoppages or strikes for 20 years.

Financial Information About Segments and Geographic Areas

Financial information concerning industry segments and geographic areas is included in Note 20, Operating Segments, to our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. For risks associated with our foreign operations, see “Item 1A. Risk Factors.” See also “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Seasonality

Our consolidated results are not significantly impacted by seasonality. From time to time we have experienced a slight decrease in revenue during the winter months at certain customers’ sites.

Working Capital

For information concerning our practices relating to working capital items, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Working Capital.”

Regulatory Considerations—Environmental, Safety and Quality Matters

Our business, like that of our customers and competitors, is subject to extensive regulation related to protection of the environment, including requirements concerning the handling, storage and disposal of hazardous materials and solid and hazardous waste, air emissions, wastewater discharges, investigation and the cleanup of contaminated sites and occupational health and safety. We are heavily regulated and closely monitored by environmental agencies because of the high level of environmental risk associated with our operations and those of our customers and competitors in the steel industry. Certain of our operations, including metal recovery, slag processing, materials handling, scrap management and surface conditioning, may require permits for air emissions, wastewater discharges, or other environmental impacts. These permits contain terms and conditions that impose limitations on our production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. We periodically monitor the regulatory status of each of our facilities, including changes in operations, to ensure compliance with applicable environmental regulations. Although we have been involved from time to time in environmental regulatory or judicial proceedings, we believe that our business currently is in substantial compliance with applicable environmental laws and regulations. However, environmental regulations are becoming increasingly stringent, and we may be subject to enhanced enforcement. If we are not in compliance with applicable environmental, health and safety requirements, or the permits required for our operations, we could be subject to material fines or penalties and, potentially, criminal sanctions, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. We could also face the risk of termination under our contracts for the facility where the violation occurred. In addition, we could be required to make significant expenditures to cure violations, or as a result of increases in production that trigger more significant requirements under existing environmental laws or requirements under future environmental laws. See “Risk Factors—Our business is subject to environmental regulations that could expose us to liability, increase our costs of operations and otherwise have a material adverse effect on our results of operations.”

We conduct regular worker safety compliance audits, maintain a comprehensive safety manual and engage in continuous worker safety training. All employees at a site are required to pass our medical surveillance program prior to performing work. Our employees participate in ongoing environmental and safety awareness training, which is incorporated into continuous job requirements. Our employees periodically meet with customers to develop mutually beneficial standard operating procedures designed to increase work safety and efficiencies. Site construction incorporates all government-required industrial hygiene and environmental safeguards. We provide for the maintenance of safety and environmental controls and devices on an ongoing basis.

We have obtained ISO 9001 quality certification at the following facilities: Gary, Indiana; Mansfield, Ohio; Middletown, Ohio; Fairfield, Alabama; Granite City, Illinois; Ecorse, Michigan; West Mifflin, Pennsylvania; and Kosice, Slovakia.

Available Information

Our Internet address is www.tmsinternationalcorp.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

We make available through our Internet website, under the heading “Investor”, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”). Copies of our key corporate governance documents, including our Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on our website.

Our filed Annual and Quarterly Reports, Proxy Statement and other reports previously filed with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

For the twelve months ended December 31, 2011, our largest customer, United States Steel (together with its affiliates), accounted for approximately 25% of our Revenue After Raw Materials Costs, and our top 10 customers accounted for 79% of our Revenue After Raw Materials Costs. A reduction in activity by a customer at one or more sites that we service (or its decision to idle or permanently close any customer site we service) would reduce the revenue we receive from such customer at those sites. A loss of a significant customer or the partial loss of a customer’s business through the termination or non-renewal of one of its significant contracts with us, or temporary or permanent shut down of one or more sites, could have a material adverse effect on our revenue and other results of operations. In general, our contracts are not terminable without cause. However, certain of our contracts, including contracts with our largest customers, contain provisions providing for the right to terminate for convenience through the payment of significant scheduled termination fees based on the remaining terms of the contracts. Further, notwithstanding our contractual rights, we may not have an effective remedy if one of our largest customers attempts to unilaterally change the terms in our contracts.

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

We currently operate in 17 countries, and during the twelve months ended December 31, 2011 we derived approximately 23% of our Revenue After Raw Materials Costs from providing services and products to steel mills outside of North America. Due to the extensive diversification of our international operations, we are subject to a higher level of risk than some other companies relating to international conflicts, wars, internal civil unrest, trade embargoes and acts of terrorism. As we expand internationally, we will further become exposed to a variety of risks that may materially adversely affect results of operations, cash flows or financial position. These include the following:

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

Beginning in 2006, we implemented a number of international initiatives to expand our global footprint to countries that we do not serve throughout Europe, Latin America, Asia, Africa and the Middle East. We cannot assure you that outsourcing will become a prevalent practice in these developing countries or that our initiatives will be successful. If we are able to expand into new international markets, we will further become exposed to a variety of risks and uncertainties that may materially adversely affect our results of operations, cash flows or financial position. These include all of the risks and uncertainties that we are currently exposed to in connection with our existing international operations, as well as risks and difficulties inherent in expanding to new jurisdictions, such as establishing new relationships and conducting business in legal and cultural climates with which we have limited or no experience. Furthermore, the success of our international growth strategy depends on our ability to attract key management with business contacts and favorable reputations in our target markets. We will also incur additional costs and expenses in connection with our efforts to execute an international growth strategy, and we cannot assure you that we will be profitable or successful in expanding our operations into new international markets. If we are unable to successfully manage the risks associated with the expansion of our operations into new international markets, our financial condition, cash flows and results of operations may be materially adversely affected.

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

As of December 31, 2011, our largest customer, United States Steel (together with its affiliates), accounted for 27% of our accounts receivable, and our top 10 customers accounted for 67% of our accounts receivable. We are party to multiple long-term contracts with many of our customers, including a number of contracts with United States Steel and its affiliates. Our relative concentration of significant customers, combined with the risk of customer financial difficulties and resulting impacts on us as described above, exposes us to concentrated credit risk or the risk of reduced borrowing capacity under our senior secured ABL facility. Further consolidation among any of the steel industry’s larger companies, many of which are our customers, could further increase the concentration of credit risk we face.

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

We have estimated future production volumes on the basis of our past experience under our existing customer relationships and the length of the terms of our existing contracts. However, such projected volumes may not be realized as revenue or, if realized, may not result in profits. As of December 31, 2011, and based on production volumes for the twelve months ended December 31, 2011 and remaining contract terms, we estimate that our existing multi-year contracts will generate approximately $1.7 billion in future Revenue After Raw Materials Costs. These estimates are based on assumptions that may prove to be incorrect. Accordingly, investors should not place undue reliance on such estimates. Cancellation of contracts or other changes by our customers could significantly reduce the revenue and profit we actually receive from our contracts. In the event of a cancellation, we may be reimbursed for certain costs, but we typically have limited contractual rights to revenue for services not yet performed. Our customers’ future requirements and our estimates may prove to be unreliable. If our estimates of future production volumes fail to materialize, we could experience a reduction in revenue after materials costs and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

Counterparties to agreements with us may not perform their obligations.

We enter into agreements with various counterparties for the procurement of raw materials and provision of services. In the event of non-performance by a counterparty of its obligations under such contracts, we could incur losses as a result of our counterparty’s non-performance or otherwise incur costs in seeking the enforcement of our agreements. For example, a buyer of raw materials from our Raw Material and Optimization Group may seek to avoid its obligations if the cost of raw materials decreases significantly between the time of the order and fulfillment, or a steel mill at which we have a contract to provide services may cease operations and deny us the ability to generate anticipated revenue.

We are also subject to the risk that certain counterparties from whom we purchase raw materials from time to time may cease to be a source of supply to us, due to consolidation or other market forces.

Exchange rate fluctuations or decreases in exports of steel may materially adversely impact our business.

Fluctuations in foreign exchange rates between the U.S. dollar and the other currencies in which we conduct business may materially adversely impact our operating income and income from continuing operations in any given fiscal period. Our operations in the United States accounted for approximately 73% of our Revenue After Raw Materials Costs and 76% of our Adjusted EBITDA for the twelve months ended December 31, 2011. An increase in the value of the U.S. dollar relative to the foreign currencies in which we earn our revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. Fluctuations in foreign exchange rates or decreases in exports of steel, including decreases resulting from the imposition of significant export restrictions, could also have an impact on demand for steel, the volume of global steel production and steel production in North America, as well as affect scrap pricing and procurement costs. If the exchange rates for foreign currencies change materially in relation to the U.S. dollar, our financial position, results of operations, or cash flows may be materially affected.

An increase in our debt service obligations may materially adversely affect our earnings and available cash and could make it more difficult to refinance our existing debt.

Our credit facilities include a senior secured ABL facility, a senior secured term loan credit facility and a senior secured synthetic letter of credit facility. As of December 31, 2011, our gross availability under the senior secured ABL facility was $216.6 million and we had no borrowings outstanding. Also on that date, $16.1 million face amount of letters of credit were issued against our senior secured ABL facility, approximately $158 million was outstanding under our senior secured term loan credit facility and $20.1 million face amount of letters of credit were issued under the senior secured synthetic letter of credit facility. Our subsidiary, Tube City IMS Corporation, issued senior subordinated notes due February 1, 2015, which are unsecured obligations subordinated in right of payment to all of Tube City IMS Corporation’s and its subsidiaries’ existing and future senior indebtedness but senior in right of payment to any future subordinated obligations. As of December 31, 2011, the aggregate amount outstanding in respect of the senior subordinated notes was $223.0 million.

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

An increase in our debt service obligations could materially adversely affect our earnings. Our debt service obligations could increase as a result of an increase in the amount outstanding under our senior secured ABL facility or by incurring new credit arrangements. Our debt service obligations could also increase as a result of an increase in interest rates. In addition, our senior secured ABL facility contains a consolidated fixed charge coverage covenant pursuant to which our fixed charge coverage ratio is not permitted to be less than 1.0 to 1.0 during any period where our excess availability under this facility is less than $35.0 million.

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

At December 31, 2011, we had recorded liabilities of $13.6 million related to both asserted and unasserted health insurance and workers’ compensation claims. If actual claims are higher than those projected by management, an increase to our reserves for health insurance and workers’ compensation claims may be required and would be recorded as a charge to income in the period in which the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to our insurance reserves may be required and would be recorded as a reduction to expense in the period in which the need for the change was determined.

We are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers.

As of December 31, 2011, approximately 45% of our North American hourly employees are covered by 30 collective bargaining agreements. Labor agreements with these unions expire periodically through April 2016. Approximately 18% of our North American hourly employees are covered by collective bargaining agreements that expire before December 31, 2012. Our negotiations of new labor agreements with our union employees are time-consuming and subject to many factors outside of our control, and we may not be successful in such negotiations. Each regularly scheduled negotiation of labor agreements may result in increased labor costs. If we are unable to negotiate new terms with our unionized labor successfully as their contracts become due, we could experience a work stoppage, which could materially adversely impact our results of operations or, in the worst case scenario, lead to the termination of contracts with one or more of our significant customers.

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

As of December 31, 2011, the date the assets and liabilities of our plans were last actuarially computed, our pension plans were underfunded by a total of $7.3 million. We made cash payments of approximately $1.2 million to the underfunded pension plans during the year ended December 31, 2011, consisting primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. The funded status of the plans may be adversely affected by the investment experience of the plans’ assets in both the United States and Canada, by any changes in the law either in the United States or Canada, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. Accordingly, if the performance of our plans’ assets does not meet our expectations, if there are changes to the U.S. Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.

In addition, we have contractual obligations pursuant to collective bargaining agreements to make payments for employees and could be required to provide additional benefits based on changes in participation in union defined benefit plans.

We also have certain post-employment benefit plans that provide health care benefits primarily to retired employees. The plans are not funded; we pay post-employment benefits as required for individual participants. During the year ended December 31, 2011, we paid $0.3 million of benefits under these plans and as of December 31, 2011, the date the liabilities were last actuarially computed, the plans’ liabilities totaled $7.2 million. If health care costs or other actuarial assumptions differ from our expectations, future benefit payments under these plans could be greater than anticipated.

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

Our steel production support services depend on critical and often specialized pieces of mobile heavy equipment, including steel slab carriers, large earth moving front-end loaders/track loaders, pot carriers, pallet carriers, hydraulic/cable cranes, large off-highway trucks, magnetic separating and processing plants, surface conditioning machines and other equipment. Such equipment may, on occasion, be out of service as a result of unanticipated failures, fires, explosions or adverse weather conditions. We may also, on occasion, have difficulties obtaining items of equipment from specialized manufacturers on commercially reasonable terms. Due to the embedded nature of our operations, it may be expensive or impractical to relocate our assets and employees in the event of such service interruptions. In addition, unexpected equipment failures by our customers or our customers’ other vendors might result in temporary shutdowns or interruptions in their operations that, in turn, might result in reduction of the services we provide to these customers. We may also encounter business interruptions as a result of weather, blackouts and other catastrophic events. We also rely on various computer systems and software, including purchasing programs and enterprise resource programs, the failure of which to function properly could result in significant disruptions or other losses. Particularly as we grow and expand geographically, our equipment and systems may be costly to upgrade or repair. Because the significant majority of our Service Revenue and Revenue After Raw Materials Costs derives from volume of materials processed, business interruptions can have a material adverse effect on our results of operations.

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

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws which generally prohibit companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some we may work with, may not be subject to these prohibitions. While we maintain policies that require compliance with these rules, we cannot assure you that our employees, agents or other business partners will not engage in such conduct for which we might be held responsible. If our employees, agents or other business partners are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

With the exception of our owned facilities in Glassport and West Mifflin, PA and Scunthorpe, England, we generally occupy space for our operations either through a lease or through rights granted pursuant to our customer contracts. Our Raw Material and Optimization Group is headquartered at our Glassport, PA facility, which is owned, and our Mill Services Group is headquartered at our Horsham, PA facility, which is leased. The Horsham, PA lease expires in 2016.

Our properties are as follows:

Headquarters and Administration

Location	Description	Owned/Leased
Glassport, PA	Corporate Headquarters	Owned
Horsham, PA	Administrative Offices - Mill Services Group	Leased
New Castle, PA	Administrative Offices - Mill Services Group	Leased
Schererville, IN	Administrative Offices - Raw Material and Optimization Group	Leased
Marseilles, France	National Headquarters	Leased
Monterrey, Mexico	National Headquarters	Leased
Scunthorpe, United Kingdom	National Headquarters	Owned

Mill Services Group

Location	Description	Owned/Leased

North American Operations

Belle Vernon/Monessen, PA	Processing Site	Leased
Braddock, PA	Operating Site	Leased
Burns Harbor, IN	Operating Site	Leased
Ecorse, MI	Operating Site	Leased
Fairfield, AL	Operating Site	Leased
Gary, IN	Operating Site	Leased
Granite City, IL	Operating Site	Leased
Johnstown, PA	Operating Site	Leased
Mansfield, OH	Operating Site	Leased
New Castle, PA	Processing Site	Leased
West Mifflin, PA	Retail Scrap Yard	Owned
Hamilton, Ontario, Canada	Operating Site	Leased
Nanticoke, Ontario, Canada	Operating Site	Leased

International Operations

Kosice, Slovak Republic	Operating Site	Leased
Smederevo, Serbia	Operating Site	Leased

North American Contract Right Operating Sites

Auburn, NY	East Chicago, IN	Mesa, AZ	Reading, PA
Beaumont, TX	Flowood, MS	Middletown, OH	Saukville, WI
Birmingham, AL	Freeport, TX	Mingo Junction, OH	Sayreville, NJ
Bourbonnais, IL	Ft. Smith, AR	Mobile, AL	Seguin, TX
Bridgeville, PA	Girard, OH	Monroe, MI	St. Paul, MN
Burgettstown, PA	Jackson, MI	New Castle, PA	Tuscaloosa, AL
Calvert, AL	Jackson, TN	Norfolk, NE	Hamilton, Ontario, Canada
Cartersville, GA	Jewett, TX	Peoria, IL	L’Original, Ontario, Canada
Cayce, SC	Knoxville, TN	Petersburg, VA	Regina, Saskatchewan, Canada
Chicago, IL	Longview, TX	Plymouth, UT
Claymont, DE	Lone Star, TX	Portage, IN
Cleveland, OH	Marion, OH	Portland, OR
Darlington, SC	McMinnville, OR	Rancho Cucamonga, CA

International Contract Right Operating Sites

Genk, Belgium	Le Creusot, France	Saldanha, South Africa	Scunthorpe, United Kingdom
Ghent, Belgium	Marseilles, France	Vanderbiljpark, South Africa	Sheffield, United Kingdom
Commentry, France	Monclova, Mexico	Couva, Trinidad	Teeside, United Kingdom
Dunkirk, France	Monterrey, Mexico	Abu Dhabi, United Arab Emirates
Florange, France	Puebla, Mexico	Immingham, United Kingdom

Raw Material and Optimization Group

Location	Description	Owned/Leased

North American Operations

Braddock, PA	Optimization Site	Leased
Buffalo Grove, IL	Procurement Location	Leased
Draper, UT	Procurement Location	Leased
Ecorse, MI	Optimization Site and Procurement Location	Leased
Fairfield, AL	Optimization Site and Procurement Location	Leased
Gary, IN	Optimization Site and Procurement Location	Leased
Granite City, IL	Optimization Site and Procurement Location	Leased
Greenwich, CT	Procurement Location	Leased
Hamilton, Ontario, Canada	Optimization Site and Procurement Location	Leased
Horsham, PA	Procurement Location	Leased
Hudson, OH	Procurement Location	Leased
Miami, OH	Procurement Location	Leased
Middletown, OH	Optimization Site and Procurement Location	Leased
Nanticoke, Ontario, Canada	Optimization Site and Procurement Location	Leased
Nashville, TN	Procurement Location	Leased
Seattle, WA	Procurement Location	Leased
West Mifflin, PA	Procurement Location	Owned

International Operations

Ghent, Belgium	Procurement Location	Licensed
Beijing, China	Representative Office	Leased
Jakarta, Indonesia	Representative Office	Leased

Smederevo, Serbia	Optimization Site and Procurement Location	Leased
Singapore	Procurement Location	Leased
Kosice, Slovak Republic	Optimization Site and Procurement Location	Leased
Monterrey, Mexico	Procurement Location	Leased
Kaohsiung, Taiwan	Procurement Location	Leased
Taichung, Taiwan	Scrap Yard	Leased
Dubai, United Arab Emirates	Procurement Location	Leased
Ho Chi Minh City, Vietnam	Representative Office	Leased

North American Contract Right Optimization Sites

Ashland, KY	Butler, PA	Claymont, DE	Portage, IN

North American Contract Right Procurement Locations

Akron, OH	Canfield, OH	Pawleys Island, SC

In general, we have contractual rights at our operating sites for ingress to, egress from and use of a defined area of a steel mill customer’s property. Such rights are no-fee, are coterminous with the terms of our service contracts with the mills and obligate us to maintain the applicable premises in the condition when first used, subject to ordinary wear and tear. Operating site leases allow us to use defined areas of our customers’ property under terms substantially similar to our contractual rights. Our procurement locations identified as “contract right” locations are the home offices of our employees.

Item 3.	Legal Proceedings

We are involved from time to time in various personal injury, property damage and other legal proceedings that are considered to be routine litigation incidental to our business.

We and our former subsidiaries have been and may in the future be subject to asbestos-related personal injury claims. Our former landfill and waste management business, together with two non-operating subsidiaries of IU International Corporation (“IU”), were spun off to the stockholders of our Predecessor Company in October 2002. The two former subsidiaries of IU were subject to asbestos-related personal injury claims. We believe that we have no obligations for asbestos-related claims regarding the spun-off subsidiaries. In addition, we have been named as a defendant in certain asbestos-related claims relating to lines of businesses that were discontinued over 20 years ago. Although we have various indemnities, contractual protections, insurance coverage and legal defenses with respect to asbestos-related claims related to these former lines of business, we may be liable for such claims if the indemnities and contractual protections fail, if our insurance coverage is exhausted or if a court does not recognize our legal defenses.

In June 2009, we received a draft consent order from the Pennsylvania Department of Environmental Protection (“PADEP”) with respect to certain wastewater discharges from our West Mifflin facility to a nearby water body. The draft consent order describes a variety of alleged violations by our West Mifflin facility of state environmental laws. The terms of the draft consent order, which has not been executed by us, would require us, among other things, to pay a penalty of $750,000, perform a variety of investigative and corrective actions and report our activities to PADEP. We dispute many of the contentions set forth in the draft consent order and we are in the process of negotiating a resolution of this matter with PADEP. We cannot predict the ultimate resolution of this matter.

For additional information regarding legal proceedings, see our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s Class A Common Stock is listed on the New York Stock Exchange, Inc. (symbol TMS). The company’s quarterly high and low Class A Common Stock prices for the second, third and fourth quarters of 2011 are as follows:

2011 Quarter	High	Low

Second(1)	$14.85	$11.85

Third	$13.54	$6.48

Fourth	$10.75	$6.81

(1)	From April 14, 2011, the date trading began, through June 30, 2011.

As of February 8, 2012, there were approximately 1,535 shareholders of record and individual participants in security position listings of our Class A Common Stock and 77 holders of our Class B Common Stock.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our incorporation in October 2006, and we do not anticipate declaring or paying any dividends to our stockholders in the foreseeable future. In addition, our ability to pay dividends is restricted by certain covenants contained in the agreements governing our subsidiaries’ senior secured asset-based loan, senior secured term loan and senior subordinated notes and may be further restricted by any future indebtedness that we incur.

Our business is conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries.

STOCK PERFORMANCE GRAPH

The graph below compares the change in cumulative total shareholder return of our Class A Common Stock with the cumulative total return of the S&P 600 Index and a Peer Group from April 13, 2011 (the day we priced the initial public offering of our Class A Common Stock) through December 31, 2011. The Peer Group consists of the following issuers, each of which have business characteristics and/or perform a range and variety of industrial services similar to the company: Team, Inc.; Mistras Group, Inc.; Furmanite Corporation; Clean Harbors, Inc.; and Harsco Corporation. The stockholder return shown on the graph below is not indicative of future performance.

Comparison of Cumulative Total Return(1) on $100

invested in TMS International Corp. Class A Common Stock on April 13, 2011

vs. S&P 600 Index and Peer Group

(1)	Total return assumes reinvestment of dividends.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filings.

INITIAL PUBLIC OFFERING

On April 19, 2011, the Company closed an initial public offering selling 9,200,000 Shares of Class A Common Stock at $13.00 per share (the “IPO”). The Company received $111.8 million in net proceeds from its sale of these securities after deducting the underwriters’ commission. In the same IPO the Company’s existing shareholders also sold 2,000,000 shares of Class B Common Stock, which converted to Class A Common Stock upon sale, at $13.00 per share. On April 29, 2011, the Company’s underwriters exercised their overallotment option, and pursuant to that exercise, the Company sold an additional 1,680,000 Shares of Class A Common Stock at $13.00 per share and received an additional $20.4 million in net proceeds after deducting the underwriters’ commission. A registration statement relating to the sale of all the above referenced securities (File No. 333-166807) was filed with and declared effective by the SEC on April 8, 2011.

The Company incurred $3.5 million of expenses as a direct result of the IPO, which reduced the net proceeds available for use. The Company used $44.0 million of proceeds from the IPO to pay off in full its obligations under the Series 2008 promissory notes (discussed in more detail in Note 12 of the attached financial statements) upon the closing of the offering. The remaining proceeds have been used or are being held for general corporate purposes including funding capital expenditures for new contracts.

EQUITY TRANSACTIONS

There were no repurchases of the company’s Class A Common Stock during the fiscal year ended December 31, 2011.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and the notes to those financial statements included elsewhere in this annual report.

	Successor Company
(dollars in thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$2,192,188	$1,632,822	$989,257	$2,599,199	$1,240,698	$74,971
Service Revenue	469,283	397,808	309,082	383,714	334,189	20,190

Total Revenue	2,661,471	2,030,630	1,298,339	2,982,913	1,574,887	95,161
Costs and Expenses:
Cost of Raw Materials Shipments	2,112,011	1,564,504	939,993	2,515,425	1,188,011	71,629
Site Operating Costs	356,183	293,003	233,120	298,394	248,987	17,916
Selling, General and Administrative Expenses	58,646	53,139	44,638	56,750	45,686	4,988
Provision for (Recovery of) Bad Debts	590	64	(5,419)	9,166	445	4
Compensation Provided as a Result of Business Combinations(1)	—	—	—	—	—	18,631
Share based compensation associated with initial public offering	1,304	—	—	—	—	—
Provision for Transition Agreement	745	—	2,243	—	—	—
Depreciation	47,493	49,317	57,567	61,108	59,177	3,287
Amortization	12,401	12,191	12,193	11,972	11,207	507

Total Costs and Expenses	2,589,373	1,972,218	1,284,335	2,952,815	1,553,513	116,962

Income (Loss) from Operations	72,098	58,412	14,004	30,098	21,374	(21,801)
(Loss) Gain on Debt Extinguishment	(581)	—	1,505	—	—	—
Goodwill Impairment	—	—	(55,000)	—	—	—
Recognition of Cumulative Translation Adjustment	—	—	(1,560)	—	—	—
Interest Expense, Net	(32,201)	(40,361)	(44,825)	(38,079)	(38,211)	(2,483)
Other Income	—	—	—	—	—	613

Income (Loss) Before Income Taxes	39,316	18,051	(85,876)	(7,981)	(16,837)	(23,671)
Income Tax (Expense) Benefit	(15,410)	(10,903)	6,885	1,891	6,928	10,423

Net Income (Loss)	$23,906	$7,148	$(78,991)	$(6,090)	$(9,909)	$(13,248)

Net Income (Loss) Attributable to Common Stockholders	$17,476	$(15,676)	$(100,060)	$(25,591)	$(26,718)	$(13,248)

Cash Flow Data:
Cash Provided By Operating Activities	$58,945	$86,437	$72,985	$36,479	$80,675	$16,476
Net Cash Used in Investing Activities	(83,192)	(37,875)	(36,140)	(80,124)	(650,114)	(2,565)
Net Cash (Used in) Provided by Financing Activities	84,117	(29,042)	(13,061)	47,461	571,415	(13,305)

Balance Sheet Data (at period end—unaudited at December 31, 2007):
Cash and Cash Equivalents	$108,830	$49,492	$29,814	$5,792	$1,976	$3,784
Working Capital(2)	60,737	8,837	9,832	38,332	6,715	10,616
Goodwill and Other Intangible Assets	394,837	407,443	420,418	480,606	488,125	280,961
Total Assets	1,065,995	878,905	824,389	856,865	903,940	635,133
Long-term Debt, Including Current Portion and indebtedness to related parties	388,269	426,641	449,612	454,367	400,086	397,895
Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	276,841	125,891	122,874	190,120	215,947	20,017

Other Financial Data:
Revenue After Raw Materials Costs(3)	549,460	466,126	$358,346	$467,488	$386,876	$23,532
Adjusted EBITDA(4)	134,041	119,920	86,007	103,178	91,758	624
Adjusted EBITDA Margin(5)	24.4%	25.7%	24.0%	22.1%	23.7%	2.7%
Capital Expenditures(6)	$83,076	$39,816	$37,635	$62,852	$51,876	$2,738
Growth Capital Expenditures(6)	41,438	9,475	23,186	26,966	15,789	—
Maintenance Capital Expenditures(6)	41,893	31,158	15,792	35,886	36,087	2,738
Discretionary Cash Flow(7)	92,148	88,762	67,972	67,292	55,671	(2,114)

(1)	The compensation and other expenses associated with the business combination the Predecessor Company incurred during the period from January 1, 2007 to January 25, 2007 were specifically related to the Onex Acquisition and are not recurring. They consisted of $16.3 million recognized in connection with the changes to and the subsequent cancellation of the Predecessor Company’s stock option plan, $1.3 million in associated fringe benefit costs and $1.0 million of costs associated with the Onex Acquisition (primarily legal fees) that were not reimbursed in the Onex Acquisition and were therefore charged to the Predecessor Company’s operations.
(2)	Working capital is calculated as current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt and revolving borrowings.
(3)	Revenue After Raw Materials Costs represents Total Revenue minus Cost of Raw Materials Shipments. We believe Revenue After Raw Materials Costs is useful in measuring our operating performance because it excludes the fluctuations in the market prices of the raw materials we procure for and sell to our customers. We subtract the Cost of Raw Materials Shipments from Total Revenue because market prices of the raw materials we procure for and generally concurrently sell to our customers are offset on our statement of operations. By subtracting the Cost of Raw Materials Shipments, we isolate the margin that we make on our raw materials procurement and logistics services and we are better able to evaluate our operating performance. Revenue After Raw Materials Costs is not a recognized financial measure under GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Revenue After Raw Materials Costs should not be considered in isolation from or as an alternative to any other performance measures determined in accordance with GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.”

The following table sets forth our calculation of Revenue After Raw Materials Costs:

	Successor Company
(dollars in thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007
Revenue After Raw Materials Costs
Total Revenue	$2,661,471	$2,030,630	$1,298,339	$2,982,913	$1,574,887	$95,161
Cost of Raw Materials Shipments	(2,112,011)	(1,564,504)	(939,993)	(2,515,425)	(1,188,011)	(71,629)

Revenue After Raw Materials Costs	$549,460	$466,126	$358,346	$467,488	$386,876	$23,532

(4)	Adjusted EBITDA represents net income (loss) before income taxes, Interest Expense, Net, Depreciation and Amortization and certain other items, such as expenses associated with withdrawn public offerings, compensation provided as a result of business combinations, losses or gains in respect of debt extinguishment, goodwill impairment charges and dispositions of cumulative translation adjustments. We also use Adjusted EBITDA to benchmark the performance of our business against expected results, to analyze year-over-year trends, and to compare our operating performance to that of our competitors. We also use Adjusted EBITDA as a performance measure because it excludes the impact of tax provisions and Depreciation and Amortization, which are difficult to compare across periods due to the impact of accounting for business combinations and the impact of tax net operating losses on cash taxes paid. We believe the presentation of Adjusted EBITDA enhances our investors’ overall understanding of the financial performance of and prospects for our business. Adjusted EBITDA is not a recognized financial measure under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, operating income (loss) or any other performance measures derived in accordance with GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.”

The following table reconciles Net Income (Loss) to Adjusted EBITDA:

	Successor Company
(dollars in thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007
Adjusted EBITDA
Net Income (Loss)	$23,906	$7,148	$(78,991)	$(6,090)	$(9,909)	$(13,428)
Income Tax (Benefit) Expense	15,410	10,903	(6,885)	(1,891)	(6,928)	(10,243)
Interest Expense, Net	32,201	40,361	44,825	38,079	38,211	2,483
Depreciation and Amortization	59,894	61,508	69,760	73,080	70,384	3,794

EBITDA	$131,411	$119,920	$28,709	$103,178	$91,758	$(17,394)
Share based compensation associated with initial public offering	1,304	—	—	—	—	—
Compensation Provided as a Result of Business Combinations	—	—	—	—	—	18,631
Provision for Transition Agreement	745	—	2,243	—	—	—
Loss (Gain) on Debt Extinguishment	581	—	(1,505)	—	—	—
Goodwill Impairment Charge	—	—	55,000	—	—	—
Recognition of Cumulative Translation Adjustment	—	—	1,560	—	—	—
Other Income	—	—	—	—	—	(613)

Adjusted EBITDA	$134,041	$119,920	$86,007	$103,178	$91,758	$624

(5)	Adjusted EBITDA Margin is calculated by dividing our Adjusted EBITDA by our Revenue After Raw Materials Costs. We believe our Adjusted EBITDA Margin is useful in measuring our profitability and our control of cash operating costs relative to Revenue After Raw Materials Costs. Adjusted EBITDA Margin is not a recognized financial measure under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA Margin should not be considered in isolation from or as an alternative to any other performance measures determined in accordance with GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.”
(6)	We separate our Capital Expenditures into two categories: (1) Growth Capital Expenditures and (2) Maintenance Capital Expenditures. We believe that Growth Capital Expenditures and Maintenance Capital Expenditures are useful in measuring our operating performance. Growth Capital Expenditures relate to the establishment of our operations at new customer sites, the performance of additional services or significant productivity improvements at existing customer sites. We incur Maintenance Capital Expenditures as part of our ongoing operations, and Maintenance Capital Expenditures generally include the cost of normal replacement of capital equipment used at existing sites on existing contracts, additional capital expenditures made in connection with the extension of an existing contract and capital costs associated with acquiring previously leased equipment. Growth Capital Expenditures and Maintenance Capital Expenditures are not recognized financial measures under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Growth Capital Expenditures and Maintenance Capital Expenditures should not be considered in isolation from or as an alternative to any other performance measures determined in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.”

The following table sets forth our total Capital Expenditures, Growth Capital Expenditures and Maintenance Capital Expenditures:

	Successor Company
(dollars in thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007
Total Capital Expenditures
Growth Capital Expenditures	$41,438	$9,475	$23,186	$26,966	$15,789	$—
Maintenance Capital Expenditures	41,893	31,158	15,792	35,886	36,087	2,738
Capital Leases	(255)	(322)	(1,343)	—	—	—
Total Mill Services acquired assets	—	(495)	—	—	—	—

Total Capital Expenditures	$83,076	$39,816	$37,635	$62,852	$51,876	$2,738

(7)	Discretionary Cash Flow is calculated as our Adjusted EBITDA minus our Maintenance Capital Expenditures. We believe Discretionary Cash Flow is useful in measuring our liquidity. Discretionary Cash Flow is not a recognized financial measure under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Discretionary Cash Flow should not be considered in isolation from or as an alternative to any other performance measures determined in accordance with GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.”

The following table sets forth our calculation of Discretionary Cash Flow:

	Successor Company
(dollars in thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007
Discretionary Cash Flow
Adjusted EBITDA	$134,041	$119,920	$83,764	$103,178	$91,758	$624
Maintenance Capital Expenditures	(41,893)	(31,158)	(15,792)	(35,886)	(36,087)	(2,738)

Discretionary Cash Flow	$92,148	$88,762	$67,972	$67,292	$55,671	$(2,114)

The following table reconciles Discretionary Cash Flow to net cash provided by (used in) operating activities:

	Successor Company
(dollars in thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	January 26, 2007 to December 31, 2007	January 1, 2007 to January 25, 2007
Discretionary Cash Flow	$92,148	$88,762	$67,972	$67,292	$55,671	$(2,114)
Maintenance Capital Expenditures	41,893	31,158	15,792	35,886	36,087	2,738
Cash interest expense	(30,284)	(33,521)	(35,383)	(36,165)	(26,750)	(722)
Cash income taxes	(1,854)	(3,266)	(2,461)	(2,501)	(926)	—
Change in accounts receivable	(85,989)	(42,652)	(22,479)	39,202	(18,070)	(8,521)
Change in inventory	(17,633)	(6,799)	(13,229)	26,386	(17,397)	(2,770)
Change in accounts payable	70,346	48,157	59,673	(77,360)	45,203	22,880
Change in other current assets and liabilities	(6,854)	4,359	365	(9,810)	7,577	3,264
Other operating cash flows	(2,828)	397	2,973	(6,451)	(720)	1,721

Net cash provided by operating activities	$58,945	$86,595	$73,223	$36,479	$80,675	$16,476

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report. The following discussion contains forward-looking statements that reflect our current expectations, estimates, forecast and projections. These forward-looking statements are not guarantees of future performance, and actual outcomes and results may differ materially from those expressed in these forward-looking statements. See “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Introduction

The following discussion is provided to supplement the audited consolidated financial statements and the related notes included elsewhere in this Annual Report to help provide an understanding of our financial condition, changes in financial condition and results of our operations, and is organized as follows:

Company Overview. This section provides a general description of our business in order to better understand our financial condition and results of operations and to anticipate future trends and risks in our business.

Certain Line Items Presented. This section provides an explanation of certain GAAP line items that are presented in our audited consolidated financial statements included elsewhere in this Annual Report. These line items are discussed in detail under the heading “Results of Operations” below for the periods presented.

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

Impact of the Onex Acquisition on Comparability of Results. This section provides an overview of the Onex Acquisition and its impact on how we present our results of operations on a historical basis for fiscal periods beginning either prior to or after the consummation of the Onex Acquisition on January 25, 2007.

Application of Critical Accounting Policies. This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application.

Results of Operations. This section provides a discussion of our results of operations for: (1) the year ended December 31, 2011 compared to the year ended December 31, 2010; and (2) the year ended December 31, 2010 compared to the year ended December 31, 2009.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for: (1) the year ended December 31, 2011 compared to the year ended December 31, 2010; and (2) the year ended December 31, 2010 compared to the year ended December 31, 2009. This section also includes a discussion of our liquidity, Capital Expenditures and indebtedness.

Pension and Post-Employment Benefit Obligations. This section provides an analysis of our obligations under our benefit plans as of December 31, 2011.

Commitments and Contractual Obligations. This section provides an analysis of our commitments and contractual obligations as of December 31, 2011 and December 31, 2010.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 82 customer sites in eleven countries across North America, Europe, Latin America, Africa and the Middle East and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 34 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

We provide a broad range of services through two reporting segments: our Mill Services Group and our Raw Material and Optimization Group:

•

Mill Services Group. The services provided under this segment are performed at our customer sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at our customer sites and are not based on the underlying price of steel. In addition, many of our contracts include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. The services provided to our customers under this segment include: (1) scrap management and preparation; (2) semi-finished and finished material handling; (3) metal recovery and slag handling, processing and sales; and (4) surface conditioning. The revenues from these services appear in the line item “Service Revenue” on our statement of operations, and the costs associated therewith appear in “Site Operating Costs” on our statement of operations. Substantially all of our Capital Expenditures, whether Growth Capital Expenditures or Maintenance Capital Expenditures, are incurred in connection with the services provided by this segment. This segment also includes the results of operations at our location where we buy, process and sell scrap for our own account, which revenues are included in the line item “Revenue from Sale of Materials” on our statement of operations and the costs associated therewith appear in “Cost of Raw Materials Shipments” on our statement of operations. This location represented 5% of the Mill Services Group’s Adjusted EBITDA for the year ended December 31, 2011. The Total Revenue and Cost of Raw Materials Shipments from this location will fluctuate based upon the underlying price of scrap.

•

Raw Material and Optimization Group. The services provided under this segment include: (1) raw materials procurement and logistics; and (2) proprietary software-based raw materials cost optimization. Revenues for the raw materials procurement and logistics services we provide are primarily generated pursuant to two alternative transaction models: (1) a contractually determined, volume-based fee for arranging delivery of raw materials shipments to a customer directly from a vendor with no price or inventory risk; or (2) a generally concurrent arrangement to purchase for our own account and sell raw materials at specified prices, typically locking in a margin with minimal price or inventory risk. In addition, we occasionally take measured market risk in connection with our raw materials procurement services by either purchasing raw materials at a fixed price without an immediate corresponding sale order or agreeing to sell raw materials at a fixed price before having procured such materials. The revenues from our raw materials procurement and logistics services are included in the line item “Revenue from Sale of Materials” and the related costs appear in the line item “Cost of Raw Materials Shipments” on our statement of operations. Our earnings are primarily driven by the steel production volumes of our customers rather than by the prices of steel or raw materials. We subtract the Cost of Raw Materials Shipments from Revenue from Sale of Materials, because market prices of the raw materials we procure for and generally concurrently sell to our customers are offset on our statement of operations. By subtracting the Cost of Raw Materials Shipments, we isolate the margin that we make on our raw materials procurement and logistics services, and we are better able to evaluate our performance in terms of the volume of raw materials we procure for our customers and the margin we generate. We refer to this measure as “Revenue After Raw Materials Costs,” which is a non-GAAP financial measure that we believe is critical in order to assess and evaluate our business.

For additional information on Revenue After Raw Materials Costs, see “Key Measures We Use to Evaluate Our Company—Revenue After Raw Materials Costs” below. Tables reconciling Total Revenue to Revenue After Raw Materials Costs are included in “Summary Consolidated Financial Data.”

The vast majority of our Revenue After Raw Materials Costs and profitability is tied to our customers’ production volumes. Factors that impact a steel mill’s production levels include general economic conditions, North American and global demand for steel, competition and competitive pricing, and the relative strength of the U.S. dollar.

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 23% and 18% of our 2011 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, internationally. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Africa, Asia and the Middle East.

We believe that our demonstrated operating efficiency coupled with our strong business model positions us to continue to benefit from increased steel production volumes as the end markets continue to recover from the global recession in 2008 and 2009.

Initial Public Offering

Offering details and proceeds

In April 2011 we completed an initial public offering of 12,880,000 shares of our Class A Common Stock. A registration statement relating to these securities (File No. 333-166807) was filed with the SEC and declared effective on April 8, 2011. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC were the joint book runners for the IPO. On April 19, 2011, we issued and sold 9,200,000 shares of Class A Common Stock and certain of our stockholders sold 2,000,000 shares of Class A Common Stock. The shares were sold at a public offering price of $13.00 per share, with an aggregate public offering price of $145.6 million. The underwriting discount was $0.845 per share, or $9.5 million in total. The IPO generated $111.8 million of proceeds to us before expenses and $24.3 million of proceeds to the selling stockholders before expenses in each case after deducting the underwriting discount. We did not receive any proceeds from the sale of Class A Common Stock by the selling stockholders.

We used $44.0 million of proceeds from the IPO to pay off in full our obligations under the series 2008 promissory notes. The remaining proceeds were retained for general corporate purposes.

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

Through December 31, 2010, we had incurred $1.8 million of incremental costs related directly to the IPO. Those costs were recorded as a prepaid asset at December 31, 2010. In 2011, we incurred $1.7 million of additional incremental costs related directly to the IPO. After deducting the total incremental costs the IPO generated net proceeds to us of $128.7 million.

In connection with the IPO, our class A preferred stock automatically converted into 23,384,801 shares of Class B Common Stock. After our IPO, including the related stock split and coversion of series A preferred stock, we had outstanding 39,255,973 shares of common stock of which 12,880,000 shares were Class A Common Stock and 26,375,973 shares were Class B Common Stock.

Amendment to certificate of incorporation and stock split

On April 5, 2011, in connection with but prior to our IPO, we amended and restated our certificate of incorporation creating two classes of common stock: Class A Common Stock and Class B Common Stock. Our previously-outstanding shares of common stock, including those issued under the restricted stock plan, were converted into shares of Class B Common Stock. The amended and restated certificate of incorporation also provided for a stock split to occur on the date of pricing of the Company’s IPO. We priced our IPO on April 13, 2011 at $13.00 per share and effectuated a 207.4307-for-one stock split of our common stock.

Restricted Stock Plan grant and accelerated vesting

Also in connection with the IPO, we accelerated vesting of the remaining unvested shares under our restricted stock plan. The remaining 53,105 shares of restricted stock that were unvested at the IPO vested upon completion of the IPO. As a result of this modification, we recorded a $0.7 million charge in April 2011. We also granted an additional 47,180 shares under the restricted stock plan concurrently with the IPO. Those shares vested immediately and we recorded a $0.6 million charge in April 2011 related to the grant.

Long Term Incentive Plan

Also in connection with the IPO, we established our Long Term Incentive Plan and reserved 1,558,170 shares for issuance under that plan. On April 19, 2011, we awarded options to purchase 519,390 shares of Class A Common Stock, subject to vesting conditions, at an exercise price of $13.00 per share, the public offering price for shares sold in our IPO.

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

For the year ended December 31, 2011, approximately 9% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 91% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

For the year ended December 31, 2011, approximately 99% of our Service Revenue was generated by our Mill Services Group, and approximately 1% of our Service Revenue was generated by our Raw Material and Optimization Group.

Cost of Raw Materials Shipments. The activities that generate Revenue from Sale of Materials also incur Cost of Raw Materials Shipments, and are described as follows:

•

Our Mill Services Group generates Revenue from Sale of Materials by buying, processing and selling scrap for our own account. We record the cost of the purchase of raw materials as Cost of Raw Materials Shipments upon the sale of said raw materials.

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

Income (Loss) from Operations. Income (Loss) from Operations consists of Total Revenue less Total Costs and Expenses but does not include Goodwill Impairment, Interest Expense, Net and certain other items that we believe are not indicative of future results.

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

Impact of the Onex Acquisition on Comparability of Results

On January 25, 2007, Onex and members of management completed the Onex Acquisition of Tube City IMS Corporation, which we refer to as the Predecessor Company. The Onex Acquisition impacts the comparability of our results as follows:

Predecessor and Successor Periods. TMS International Corp., which following the Onex Acquisition is referred to as the Successor Company, was formed for the purpose of acquiring the Predecessor Company. The operations of the Successor Company prior to the Onex Acquisition were insignificant relative to those of the Predecessor Company during the same period. Accordingly, we show the results of the Predecessor Company on and prior to the completion of the Onex Acquisition on January 25, 2007 and the results of the Successor Company and its subsidiaries after the Onex Acquisition.

Accounting for Business Combinations. We accounted for the Onex Acquisition in accordance with ASC 805 using the purchase method of accounting. Acquired tangible assets, identifiable intangible assets and assumed liabilities were recorded on our books at their estimated fair value. Because the Onex Acquisition consideration exceeded the fair value of the net identifiable tangible and intangible assets, we recorded goodwill in the transaction. As a result of the Onex Acquisition, we:

•	increased the carrying value of property plant and equipment by $29.4 million;

•	recorded $204.7 million of identifiable intangible assets; and

•	recorded $289.4 million of goodwill.

These additional assets resulted in non-cash expenses and charges in the subsequent periods, including:

•

additional depreciation expense of $1.4 million, $2.6 million, $4.4 million, $8.2 million, and $12.4 million during 2011, 2010, 2009, 2008 and for the period from January 26, 2007 to December 31, 2007, respectively;

•

amortization expense of $11.8 million, $11.7 million, $11.7 million, $11.8 million and $11.0 million during 2011, 2010, 2009, 2008 and for the period from January 26, 2007 to December 31, 2007, respectively; and

•	a $55.0 million charge for the impairment of goodwill in 2009. See “—Application of Critical Accounting Policies—Goodwill and Other Intangible Assets.”

Charges Related Directly to the Onex Acquisition. In connection with the Onex Acquisition, during January 2007 the Predecessor Company recorded compensation and other associated costs of $18.6 million, consisting of $16.3 million related to the termination of the Predecessor Company’s stock option plan, an additional $1.3 million in fringe benefits related to the option termination and $1.0 million of fees and expenses associated with the transaction which were not reimbursed.

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

During 2011, we did not record any impairment charge related to goodwill. We tested for impairment on October 1, 2011, the annual test date. There were no events that triggered any additional impairment tests during 2011. In testing for impairment, we estimate the fair values of our reporting units under the income and market approach.

The income approach was based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for each reporting unit was estimated using future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A 4% perpetual growth rate was used to arrive at the estimated future terminal value. A discount rate of 11% was used for the Mill Services Group reporting unit and a discount rate of 13% was used for the Raw Material and Optimization Group reporting unit which were based upon the cost of capital of other comparable companies adjusted for company specific risks.

The market approach was based upon an analysis of valuation metrics for companies comparable to our reporting units and the pricing range for the company’s publicly traded shares. The fair value of the business enterprise value for both reporting units was estimated using a range of EBITDA multiples of market participants. We determined the fair value estimate during its testing using the income approach and used the market approach to corroborate the value as determined by the income approach.

In May 2009, the continuing economic downturn and a change in our forecast related to certain customers and sites triggered a goodwill impairment evaluation in advance of our annual impairment evaluation. In performing the first step of the evaluation, we determined that the estimated fair value of our Raw Material and Optimization Group exceeded its carrying value and that the second step of the evaluation was not necessary for that segment; however, we determined that the estimated fair value of the Mill Services Group was less than its carrying amount and proceeded to the second step of the evaluation for that segment. In the second step of the impairment evaluation, we determined that the carrying amount of goodwill allocated to our Mill Services Group exceeded its estimated implied fair value of goodwill and, accordingly, recorded a $55.0 million impairment loss.

In the May 2009 impairment analysis, the income approach was based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for each reporting unit was estimated using future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A 3% perpetual growth rate was used to arrive at the estimated future terminal value. An after-tax discount rate of 14.6% was used to discount the projected cash flows for both reporting units which was based upon the cost of capital of other market participants adjusted for company specific risks. The market approach, which was based upon an analysis of valuation metrics for comparable companies, was used in the May 2009 impairment test to corroborate the value as determined by the income approach.

As of December 31, 2011, the Mill Services Group and the Raw Material and Optimization Group had $161.6 million and $80.2 million of goodwill, respectively. The 2011 annual goodwill impairment test, as of October 1, 2011, indicated that the estimated fair value of our Mill Services Group and our Raw Material and Optimization Group exceeded their carrying values by approximately 20% and 94%, respectively. The estimates of fair value of a reporting unit under the income approach are based on a discounted cash flow analysis which requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If business conditions change or other factors have an adverse effect on our estimates of discounted future cash flows, assumed growth rates or discount rates, future tests of goodwill impairment may result in additional impairment charges.

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

Foreign Currency Translation. The financial statements of our foreign subsidiaries are generally measured using the local currency as the functional currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. During 2009, we substantially liquidated the assets of one of our foreign subsidiaries. ASC 830-30-40-1 requires that upon substantial liquidation, amounts that had previously been charged to the cumulative translation adjustment be reported in current earnings. Accordingly, we recorded a $1.6 million charge in the third quarter of 2009.

Health Insurance. We provide health insurance to a portion of our employees through premium-based indemnity plans or nationalized health care plans that may require employer contributions. We provide health insurance to the rest of our employees under a self-insurance plan that uses a third-party administrator to process and administer claims. We have stop-loss coverage through an insurer, in excess of a stated self-insured limit per employee. We maintain an accrual for unpaid claims and claims incurred but not reported. In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act were signed into law. To date, we have not seen a material financial impact as a result of these Acts. However, we are continuing to evaluate the impact of this comprehensive legislation on our self-insured health plans and our business, financial condition and results of operations as additional provisions of the Acts become effective over time.

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

Share-Based Compensation. We adopted our Restricted Stock Plan in 2007. Under the plan, 25% of the shares granted vested immediately and the remainder were scheduled to vest in five annual equal installments, on the anniversary of the grant date, so long as the recipient remains an employee. Unvested shares that had not been forfeited were accelerated and vested upon completion of our IPO. ASC Topic 780 requires that share based payments be accounted for at their fair value on the date of grant or the date of the modification of a grant. On April 13, 2011, in connection with our IPO, we recognized $0.7 million related to the accelerated vesting of 53,105 previously issued restricted shares. We also recognized $0.6 million of expense related to 47,180 shares that were newly issued in connection with the IPO and vested immediately. The total of $1.3 million was recognized as Share based compensation associated with initial public offering.

During the second quarter of 2011, we established our Long-Term Incentive Plan and on April 13, 2011, we issued options to purchase 519,390 shares of our Class A Common Stock. The options had a total grant date fair value of $3.5 million and the expense will be recognized over the estimated requisite service period of the recipients.

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

The following table sets forth each of the line items in our statement of operations for each of the periods indicated as well as the variances between the periods in terms of dollar amounts and percentage. The table also provides a reconciliation of Total Revenue to Revenue After Raw Materials Costs for each of the periods presented.

	Year ended December 31,		Variances
(dollars in thousands)	2011	2010	$	%
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$2,192,188	$1,632,822	$559,366	34.3%
Service Revenue	469,283	397,808	71,475	18.0%

Total Revenue	2,661,471	2,030,630	630,841	31.1%
Costs and expenses:
Cost of Raw Materials Shipments	2,112,011	1,564,504	547,507	35.0%
Site Operating Costs	356,183	293,003	63,180	21.6%
Selling, General and Administrative Expenses	59,236	53,203	6,033	11.3%
Share based compensation associated with initial public offering	1,304	—	1,304	—
Provision for Transition Agreement	745	—	745	—
Depreciation and Amortization	59,894	61,508	(1,614)	-2.6%

Total costs and expenses	2,589,373	1,972,218	617,155	31.3%

Income from Operations	72,098	58,412	13,686	23.4%
Loss on Early Extinguishment of Debt	(581)	—	(581)	—
Interest Expense, Net	(32,201)	(40,361)	8,160)	-20.2%

Income (Loss) Before Income Taxes	39,316	18,051	21,265	117.8%
Income Tax (Expense) Benefit	(15,410)	(10,903)	(4,507)	41.3%

Net Income (Loss)	$23,906	$7,148	$16,758	234.4%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$2,661,471	$2,030,630	$630,841
Cost of Raw Materials Shipments	(2,112,011)	(1,564,504)	(547,507)

Revenue After Raw Materials Costs	$549,460	$466,126	$83,334	17.9%

Mill Services Group:
Total Revenue	$663,110	$536,315	$126,795
Cost of Raw Materials Shipments	(180,904)	(126,429)	(54,475)

Revenue After Raw Materials Costs	$482,206	$409,886	$72,320	17.6%

Raw Materials and Optimization Group:
Total Revenue	$1,998,313	$1,494,257	$504,056
Cost of Raw Materials Shipments	(1,931,125)	(1,438,108)	(493,017)

Revenue After Raw Materials Costs	$67,188	$56,149	$11,039	19.7%

Administrative:
Total Revenue	$48	$58	$(10)
Cost of Raw Materials Shipments	18	33	(15)

Revenue After Raw Materials Costs	$66	$91	$(25)

Adjusted EBITDA:
Net Income (Loss)	$23,906	$7,148	$16,758
Income Tax Expense (Benefit)	15,410	10,903	4,507
Interest Expense, Net	32,201	40,361	(8,160)
Depreciation and Amortization	59,894	61,508	(1,614)
Share based compensation associated with initial public offering	1,304	—	1,304
Provision for Transition Agreement	745	—	745
Loss on Early Extinguishment of Debt	581	—	581

Adjusted EBITDA	$134,041	$119,920	$14,121	11.8%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$117,511	$111,354	$6,157	5.5%
Raw Materials and Optimization Group	51,044	41,994	9,050	21.6%
Administrative Expenses	(34,514)	(33,428)	(1,086)	3.2%

Adjusted EBITDA	$134,041	$119,920	$14,121	11.8%

Revenue from Sale of Materials. Revenue from Sale of Materials was $2,192.2 million for the year ended December 31, 2011 compared to $1,632.8 million for the year ended December 31, 2010. Revenue from Sale of Materials is primarily generated from raw materials procurement activities, which produced $1,991.5 million or approximately 91% of the Revenue from Sale of Materials for the year ended December 31, 2011, and $1,487.5 million or approximately 91% for the year ended December 31, 2010. The remaining Revenue from Sale of Materials of $200.7 million for the year ended December, 2011 and $145.3 million for the year ended December 31, 2010 was generated by our Mill Services Group locations where we buy, process and sell raw materials for our own account.

Revenue from Sale of Materials increased by 34.3% in 2011 compared to 2010, driven by increases in the market price of raw materials we procured for our customers. The price of #1 Heavy Melt scrap, an indicative grade of scrap, was approximately 24% higher year-over-year. The volume of raw material we procured for our customers decreased by approximately 3% from 9.8 million tons in 2010 to 9.5 million tons in 2011. However, that volume decrease was driven by a 0.5 million ton decrease in “commission only” shipments where we record only a transactional fee for arranging a shipment between a buyer and a seller. Shipments on which we took title to the related raw material and recorded revenue from the sale of materials for the full value of the material increased 3%.

Service Revenue. Service Revenue was $469.3 million for the year ended December 31, 2011, compared to $397.8 million for the year ended December 31, 2010. Service Revenue is primarily generated by our Mill Services Group, which produced $462.4 million and $391.0 million for the years ended December 31, 2011 and 2010, respectively, with the remainder primarily generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. While steel produced by our customers, excluding customers where we have been operating under a contract for less than one year, increased 1% year-over-year, our Service Revenue increased $71.5 million, or 18.0%. Domestic and international new contracts wins helped to drive the service revenue increase.

Cost of Raw Materials Shipments. The Cost of Raw Materials Shipments increased 35.0% in 2011 compared to 2010, driven by the same factors that drove the increase in Revenue from the Sale of Materials. The average composite price of #1 Heavy Melt Scrap during the year ending December 31, 2011 was $411 per ton, compared to $331 per ton in the year ending December 31, 2010.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $72.3 million, or 17.6%, in the year ending December 31, 2011 compared to the year ending December 31, 2010. We generated $19.4 million in additional revenue from new contracts outside the United States and Canada, including three new sites and two cross-sold services at existing sites. We also generated an additional $8.6 million from our U.K. operation due to an increased scope of work. Within the U.S., we generated an incremental $9.4 million of Revenue After Raw Materials Costs from two of our largest sites due to incremental volume produced by our customers. Fuel surcharges contributed $3.6 million of Revenue After Raw Material Costs year-over-year. Additionally, we recorded $6.3 million of Service Revenue related to an arbitration award settlement stemming from the shutdown of operations at a previous customer site prior to the end of our service contract. A successor entity has acquired the site’s business, assumed the liability for the arbitration award, and become our new customer. In addition to cash payments, our new customer has agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award into 2012.

The Revenue After Raw Materials Costs for our Raw Material and Optimization group increased $11.0 million, or 19.7%, to $67.2 million. The volume of raw materials we procured and arranged for our customers decreased 3% from 9.8 million tons in the year ending December 31, 2010 to 9.5 million tons in the year ending

December 31, 2011. The volume decline, however, was more than offset by an increase in our per ton margins, resulting in the increase in Revenue After Raw Materials Costs.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. These costs are largely variable and are generally correlated with our customers’ production levels. Site Operating Costs increased by $63.2 million year-over-year, or approximately 21.6%. New sites and contracts contributed $21.9 million of additional site operating costs in the year ended December 31, 2011 as compared to the year ended December 31, 2010. Labor and fringe benefit costs increased $22.8 million and fuel and other petroleum-based supply costs increased $10.8 million. Of the increase, approximately $5.0 million related to increases in the per gallon price of fuel while approximately $5.8 million related to increases in the volume of fuel we used in our operations. The majority of our contracts have a fuel surcharge or inflationary price adjustment mechanism, with such adjustments generally occurring on a lag.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the year ending December 31, 2011 were $59.2 million, compared to $53.2 million in the year ending December 31, 2010, an increase of 11.3%. Of the increase, $4.2 million related to salaries, wages and fringe benefit costs for new raw material procurement staff as well as additional administrative headcount to support our international expansion. Additionally, expenses for professional fees increased $0.9 million with a substantial portion of that increase dedicated to helping establish new international business. Also, during an audit that occurred in the first half of 2011, we received a preliminary assessment of $0.6 million for value added tax related to 2007 and 2008 transactions. We are investigating means to recover some portion of the assessment, but we have recorded a charge and a liability related to the assessment until such time as a recovery, if any, is reasonably assured. These increases in selling, general and administrative costs were partially offset by a $3.3 million year-over-year decrease in our accrual for performance-based compensation.

Adjusted EBITDA. Adjusted EBITDA for the year ending December 31, 2011 was $134.0 million compared to $119.9 million for the year ending December 31, 2010, an increase of $14.1 million or 11.8%.

Our Mill Services Group’s Adjusted EBITDA increased $6.2 million, or 5.5%, to $117.5 million. The increase in Adjusted EBITDA was driven by a one percent increase in the volume of steel produced by our customers and $2.5 million of incremental EBITDA associated with new customer contracts. Adjusted EBITDA also positively benefited from recognizing $5.4 million related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s assets and assumed the liability for the arbitration award. In lieu of a cash payment, our new customer has agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award via similar trade arrangements with this new customer during 2012. These positive impacts to Adjusted EBITDA for the Mill Services Group were partially offset by overhead costs incurred in advance of the start and ramp-up of our service operations particularly at our three new sites in Abu Dhabi and South Africa and by Adjusted EBITDA declines at three domestic customer sites where we experienced contractual and operational issues.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased $9.1 million or 21.6%. The increase was primarily driven by higher per ton margins on our procurement activities. The year ending December 31, 2011 also benefited from $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature, and from an arbitration settlement that resulted in the recording of $1.0 million of Adjusted EBITDA previously in dispute.

Our Administrative net expenses increased $1.1 million in the year ending December 31, 2011 compared to the year ending December 31, 2010. The increase was primarily the result of $2.8 million of additional labor costs and $0.3 million in recruiting costs related in part to new hires, $0.9 million of additional professional fees substantially related to our international growth and a $0.3 million increase in travel costs. We also incurred a $0.6 million assessment in an audit for value added tax related to transactions completed in 2007 and 2008. This was partially offset by a $3.1 million decrease in our accrual for performance-based compensation.

Adjusted EBITDA Margin. Our Adjusted EBITDA margin decreased from 25.7% in the year ending December 31, 2010 to 24.4% during the year ending December 31, 2011. The decline was mainly due to the impact of the pre-operating costs at our new mill services group sites where we have recently been awarded new contracts, overhead costs incurred to support ongoing global expansion, revenue growth in our U.K. business which generally has slightly lower margins than our other mill services business, three U.S. sites where we experienced cost increases that outpaced the related incremental revenue, the impact of fuel price increases and related surcharge revenue which provided no margin contribution.

Share-Based Compensation Associated with Initial Public Offering. In connection with our April IPO, we accelerated vesting of the remaining unvested shares under our Restricted Stock Plan. The 53,105 shares that were unvested immediately prior to the IPO vested upon completion of the IPO resulting in a $0.7 million charge. Additionally, we granted 47,180 shares under the Restricted Stock Plan concurrently with the IPO. Those shares vested immediately and we recorded a $0.6 million charge related to the grant.

Provision for Transition Agreement. Our former chief executive officer, Mr. Coslov, retired from that position in August 2009 and served as Non-Executive Chairman from 2009 until August 2011. As a result of his retirement from our board of directors, Mr. Coslov is entitled to receive additional transition payments and reimbursement of expenses subject to an annual cap for two years. A $0.7 million charge was recorded in the third quarter of 2011 related to the transition payments and expected expense reimbursement for Mr. Coslov.

Depreciation and Amortization. Depreciation and amortization expense during the year ending December 31, 2011 was $59.9 million compared to $61.5 million in the year ending December 31, 2010, a decrease of 2.6%. The decrease is the result of reduced capital expenditures in 2009 and 2010 compared to the previous years. Amortization expense for 2011 was comparable to that incurred in 2010.

Loss on Early Extinguishment of Debt. In December 2011, we entered into a new asset based revolving credit facility and terminated the ABL facility that we had entered into in 2007. In connection with the termination of the old facility, we wrote off $0.5 million of unamortized deferred debt issuance costs related to that facility and incurred $0.1 million of additional charges to terminate the facility and release the related collateral.

Interest Expense, Net. Interest Expense, Net for the year ending December 31, 2011 was $32.2 million, compared to $40.4 million for the year ending December 31, 2010, a decrease of $8.2 million. Interest expense on our Series 2008 Promissory Notes decreased $6.4 million. The notes accrued interest at a lower rate beginning January 1, 2011 and were paid off in April 2011 using a portion of the IPO proceeds. Additionally, $0.9 million of the decrease related to the March 31, 2010 expiration of swap agreements with a higher fixed rate. The remainder of the decrease resulted from both lower average outstanding debt balances and lower underlying interest rates.

Income Tax Expense. Income Tax Expense for the year ending December 31, 2011 was $15.4 million, or 39% of our pre-tax income, compared to $10.9 million of expense, or 60% of our pre-tax income in the year ending December 31, 2010. The decline in the effective rate was due primarily to a reduction in the percentage impact of permanent differences, primarily valuation allowances on losses of foreign subsidiaries and foreign tax credits, against pre-tax income. This resulted from both the increase in pre-tax income and the reduction of the amount of valuation allowances required.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The following table sets forth each of the line items in our statement of operations for each of the periods indicated as well as the variances between the periods in terms of dollar amounts and percentage. The table also provides a reconciliation of Total Revenue to Revenue After Raw Materials Costs for each of the periods presented.

	Year ended December 31,		Variances
(dollars in thousands)	2010	2009	$	%
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$1,632,822	$989,257	$643,565	65.1%
Service Revenue	397,808	309,082	88,726	28.7%

Total Revenue	2,030,630	1,298,339	732,291	56.4%
Costs and expenses:
Cost of Raw Materials Shipments	1,564,504	939,993	624,511	66.4%
Site Operating Costs	293,003	233,120	59,883	25.7%
Selling, General and Administrative Expenses	53,139	44,638	8,501	19.0%
Provision for (Recovery of) Bad Debts	64	(5,419)	5,483	—
Provision for Transition Agreement	—	2,243	(2,243)	—
Depreciation and Amortization	61,508	69,760	(8,252)	-11.8%

Total costs and expenses	1,972,218	1,284,335	687,883	53.6%

Income from Operations	58,412	14,004	44,408
Goodwill Impairment	—	(55,000)	55,000	—
Gain on Early Extinguishment of Debt	—	1,505	(1,505)	—
Disposition of Cumulative Translation Adjustment	—	(1,560)	1,560	—
Interest Expense, Net	(40,361)	(44,825)	4,465	-10.0%

Income (Loss) Before Income Taxes	18,051	(85,876)	103,927	—
Income Tax (Expense) Benefit	(10,903)	6,885	(17,788)	—

Net Income (Loss)	$7,148	$(78,991)	$86,139	—

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$2,030,630	$1,298,339	$732,291
Cost of Raw Materials Shipments	(1,564,504)	(939,993)	(624,511)

Revenue After Raw Materials Costs	$466,126	$358,346	$107,780	30.1%

Mill Services Group:
Total Revenue	$536,315	$377,825	$158,490
Cost of Raw Materials Shipments	(126,429)	(59,160)	(67,269)

Revenue After Raw Materials Costs	$409,886	$318,665	$91,221	28.6%

Raw Materials and Optimization Group:
Total Revenue	$1,494,257	$920,239	$574,018
Cost of Raw Materials Shipments	(1,438,108)	(880,733)	(557,375)

Revenue After Raw Materials Costs	$56,149	$39,506	$16,643	42.1%

Administrative:
Total Revenue	$58	$275	$(217)
Cost of Raw Materials Shipments	33	(100)	133

Revenue After Raw Materials Costs	$91	$175	$(84)

Adjusted EBITDA:
Net Income (Loss)	$7,148	$(78,991)	$86,139
Income Tax Expense (Benefit)	10,903	(6,885)	17,788
Interest Expense, Net	40,361	44,825	(4,465)
Depreciation and Amortization	61,508	69,760	(8,253)
Provision for Transition Agreement	—	2,243	(2,243)
Goodwill Impairment	—	55,000	(55,000)
Gain on Early Extinguishment of Debt	—	(1,505)	1,505
Disposition of Cumulative Translation Adjustment	—	1,560	(1,560)

Adjusted EBITDA	$119,920	$86,007	$33,913	39.4%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$111,354	$79,279	$32,075	40.5%
Raw Materials and Optimization Group	41,994	31,655	10,339	32.7%
Administrative Expenses	(33,428)	(24,927)	(8,501)	34.1%

Adjusted EBITDA	$119,920	$86,007	$33,913	39.4%

Adjusted EBITDA Margin	25.7%	24.0%	1.7%

Revenue from Sale of Materials. Revenue from Sale of Materials was $1,632.8 million for the year ended December 31, 2010 compared to $989.3 million for the year ended December 31, 2009. Revenue from Sale of Materials is primarily generated from raw materials procurement activities, which produced $1,487.5 million or approximately 91% of the Revenue from Sale of Materials for the year ended December 31, 2010, and $915.9 million or approximately 93% for the year ended December 31, 2009. The remaining Revenue from Sale of Materials of $145.3 million for the year ended December, 2010 and $73.4 million for the year ended December 31, 2009 was generated by our Mill Services Group locations where we buy, process and sell raw materials for our own account.

Revenue from Sale of Materials increased 65.1%, as the market price and volume of raw materials we procured for our customers increased in response to the continued recovery of the steel industry from depressed production levels experienced in early 2009. In the year ended December 31, 2010, we procured 9.8 million tons of raw materials for our customers compared to 6.9 million tons during year ended December 31, 2009. The same increases in market price and volume that contributed to higher Revenue from Sale of Materials also resulted in a 66.4% increase in the costs to procure the materials. The percentage increase in the Cost of Raw Materials Shipments was slightly greater than the percentage increase in the Revenue from the Sale of Materials due to lower per ton margins on the incremental volume we procured for our customers.

Service Revenue. Service Revenue was $397.8 million for the year ended December 31, 2010, compared to $309.1 million for the year ended December 31, 2009. Service Revenue is primarily generated by our Mill Services Group, which produced $391.0 million and $304.0 million for the years ended December 31, 2010 and 2009, respectively, with the remainder primarily generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely correlated with of the volume of steel our customers produce. The volume of steel produced by our customers increased approximately 38% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our Service Revenue increased 28.7% in the same period. The percentage increase in Service Revenue was less than the percentage increase in our customers’ production volumes primarily due to the impact of contractual fixed fees and tiered pricing structures.

Cost of Raw Materials Shipments. The Cost of Raw Materials Shipments increased 66.4% due to an increase in the market price and volume of raw materials we procured for our customers. The average composite price of Number One Heavy Melt Scrap, an indicative grade of ferrous scrap, was $333 per ton during the year ended December 31, 2010, compared to $209 per ton for the year ended December 31, 2009.

Revenue After Raw Materials Costs. The Revenue After Raw Material Costs for our Mill Services Group increased $91.2 million or 28.6% for the year ended December 31, 2010 compared to the year ended December 31, 2009. New sites and new services generated $7.4 million of additional Revenue After Raw Materials Costs for the Mill Services Group, but the overall increase resulted primarily from increased steel production by our customers.

The Revenue After Raw Materials Costs for our Raw Material and Optimization Group increased $16.6 million or 42.1% to $56.1 million. The volume of raw materials we procured for our customers increased 42% from 6.9 million tons in 2009 to 9.8 million tons in 2010. Our average margin on our procurement activities declined slightly as some of the incremental volume we procured carried lower per ton margins.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. During the year ended December 31, 2010, the volume of steel produced by our customers increased and, accordingly, we generated 28.7% more Service Revenue than we had in the year ended December 31, 2009. Site Operating Costs, which are largely variable, increased 25.7%, as we incurred the employee, repair and maintenance, fuel and operating supplies costs necessary to respond to customers’ increased production volumes.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the year ended December 31, 2010 were $53.1 million, compared to $44.6 million for the year ended December 31, 2009, an increase of $8.5 million or 19.0%. Improved operating performance during 2010 led to a $5.6 million increase in accrued incentive-based compensation expense. Additionally, in response to improving business conditions, we added to our administrative and raw material procurement staff, resulting in $2.2 million of additional employee costs. Professional fees, including legal costs, also increased $1.3 million as we incurred costs to help support international expansion as well as certain contract dispute arbitration costs.

Provision for Transition Agreement. Our former chief executive officer, Mr. Coslov, retired from that position in 2009, and was entitled to receive transition payments for at least two years, monthly compensation for his role as Non-Executive Chairman thereafter, as well as continuing health care benefits. A $2.2 million charge was recorded in 2009 related to the transition payments to Mr. Coslov.

Provision for (Recovery of) Bad Debts. For the year ended December 31, 2010, we recorded a provision for bad debts that was not material. For the year ended December 31, 2009, we recorded a net recovery of bad debts of $5.4 million. That amount was mainly driven by a single large international sale of raw materials that shipped in the third quarter of 2008. Due to unprecedented changes in the industry that were occurring at that time, our customer was unable to make payments as scheduled, and we negotiated a reduction in the total payment and an extension of the time frame over which the customer would pay. In 2008, we fully reserved $6.8 million of payments we negotiated to receive from our customer in 2009, as we were uncertain as to the collectability of those payments. We received the scheduled payments in May and December of 2009 and reversed the related reserve, resulting in the net recovery.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2010 was $119.9 million, compared to $86.0 million for the year ended December 31, 2009, an increase of $33.9 million or 39.4%. Our results were positively impacted by improvements in North American and international steel production volumes, as well as our continued success controlling Site Operating Costs and Selling, General and Administrative Expenses.

Our Mill Services Group’s Adjusted EBITDA increased $32.1 million or 40.5%, to $111.4 million. The steel production volume of our Mill Services Group customers increased approximately 38%. In addition, five new contracts, three North American and two international, contributed $2.5 million of additional Adjusted EBITDA.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased $10.3 million or 32.7% to $42.0 million driven primarily by a 42% increase in the volume of raw materials we procured for our customers. The increase in the volume we procured included several large volume shipments that carried slightly lower per ton margins, and, as a result, the average per ton margin we derived from our raw material procurement activity declined in 2010 compared to 2009. Our optimization services contributed $2.1 million of additional Adjusted EBITDA due to both new optimization contracts which contributed $0.5 million of additional Adjusted EBITDA, and an increase in volume of steel produced by customers of our optimization services.

Our Administrative segment’s expenses increased $8.5 million, or 23.0%, primarily as a result of a $5.6 million increase in incentive compensation driven by our improved operating results and an increase in professional fees of $0.6 million which were primarily incurred in the process of pursuing international opportunities.

Adjusted EBITDA Margin. Our Adjusted EBITDA Margin increased from 24.0% for the year ended December 31, 2009 to 25.7% for the year ended December 31, 2010. Our Revenue After Raw Materials Costs increased 30.1% while our Site Operating Costs increased 34.1% and our Selling, General and Administrative Costs increased 19.0%. We maintained some of the savings in overhead and administrative costs that we generated during the industry downturn in 2009. Accordingly, while our Revenue After Raw Materials Costs rose for the year ended December 31, 2010, our costs did not rise as quickly, and we were able to increase our EBITDA Margin.

Depreciation and Amortization. Depreciation expense during the year ended December 31, 2010 was $49.3 million, compared to $57.6 million for the year ended December 31, 2009, a decrease of approximately $8.3 million or 14.3%. $1.0 million of the decrease occurred due to a portion of the asset step-up associated with the Onex Acquisition being fully depreciated in 2009. In addition, lower capital expenditures during the economic downturn contributed to the year-over-year decrease. Amortization expense of $12.2 million for the year ended December 31, 2010 was comparable to that incurred for the year ended December 31, 2009.

Gain on Early Extinguishment of Debt. In April 2009, we acquired $2.0 million of face value of our senior subordinated notes due 2015 for a cash payment of $0.4 million. We wrote off $0.1 million of related unamortized deferred debt issuance costs and recorded a $1.5 million gain related to the transaction.

Goodwill Impairment. During the year ended December 31, 2009, largely as a result of a change in our forecast and the continuing global economic steel industry downturn, we tested goodwill for impairment in advance of our annual testing date and recorded a $55.0 million Goodwill Impairment charge related to the goodwill allocated to our Mill Services Group. See “—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11 Goodwill.” There was no charge related to the goodwill allocated to our Raw Material and Optimization Group and we did not record an impairment charge in 2010.

Disposition of Cumulative Translation Adjustment. In 2009, we ceased activity in one of our foreign subsidiaries and as a result recorded a non-cash charge of $1.6 million as amounts that were previously recorded in our cumulative translation adjustment were reclassified to our statement of operations. There was no corresponding activity or charge for 2010. See “Application of Critical Accounting Policies—Foreign Currency Translation.”

Interest Expense, Net. Interest Expense, Net for the year ended December 31, 2010, decreased $4.5 million or 10.0% from the year ended December 31, 2009. The decrease was partially driven by the March 31, 2010 expiration of certain interest rate swap agreements which carried a higher fixed rate. During the year ended December 31, 2010, we had outstanding interest rate swap agreements with a notional amount of $120.0 million and a fixed LIBO rate averaging 4.65%. Those agreements remained outstanding through March 31, 2010, but were then replaced by swap agreements with a total notional amount of $80.0 million and an average fixed LIBO rate of 2.25%. As a result of the lower swap notional amount and the lower rate, interest expense was reduced by $2.2 million. Additionally, interest expense on our senior secured term loan credit facility was $1.3 million lower as we benefited from lower indexed rate and lower spreads as our leverage ratio improved. Finally, interest expense on our ABL facility was $1.5 million lower as we reduced the average outstanding balance.

Income Tax Expense/Benefit. Income tax expense for the year ended December 31, 2010 was $10.9 million or 60% of or our pre-tax income compared to a $6.9 million benefit or 8% of our pre-tax loss for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 differs from the statutory rate of 35% due principally to state taxes; permanent differences related to non-deductible marketing expenses, foreign deemed dividends and valuation allowances on foreign tax credits and other items which are significant relative to our forecasted pre-tax income for the year. The effective rate for the year ended December 31, 2009 differs from the statutory rate largely due to the impact of the Goodwill Impairment charge, which is not deductible for tax purposes, on our pre-tax book loss.

Liquidity and Capital Resources

On December 15, 2011, certain of our subsidiaries, including TCIMS, entered into a new 5-year asset-backed multi-currency revolving credit facility (the “ABL facility”) with JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, J.P. Morgan Europe Limited, as European administrative agent and as European collateral agent and the other agents and lenders party thereto from time to time, to permit borrowing in an aggregate principal amount of up to $350.0 million. Our ABL facility permits borrowings up to $300 million by TCIMS and Tube City IMS, LLC

(a wholly owned U.S. subsidiary of the Company, collectively the “U.S. Borrowers”), up to $20.0 million by Tube City IMS Canada Limited (a wholly owned Canadian subsidiary of the Company, the “Canadian Borrower”), up to $10.0 million by Hanson Resource Management Limited and Hanson Support Services Limited (each a wholly owned U.K. subsidiary of the Company and, collectively, the “U.K. Borrowers”) and up to $20.0 million by Tube City IMS France Sud SAS and Tube City IMS France Centre SAS (each a wholly owned French subsidiary of the Company and, collectively, the “French Borrowers” and, together with the U.S. Borrowers, the Canadian Borrowers and the U.K. Borrowers, the “Borrowers”). The ABL facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $100.0 million.

Our new ABL facility replaced TCIMS’ existing asset backed revolving credit facility with Credit Suisse, as administrative agent, The CIT Group/Business Credit Inc., as collateral agent and the other agents and lenders party thereto from time to time (the “prior ABL facility”). The prior ABL facility was due to expire in 2013 and provided for revolving borrowings in an aggregate principal amount of up to $165.0 million. Certain terms of our ABL facility are described below, but reference is made to the Credit Agreement governing the ABL facility, filed as Exhibit 10.1 to this Annual Report, for complete terms and conditions.

There is no scheduled amortization under our ABL facility. The principal amount outstanding will be due and payable in full at maturity, on December 15, 2016. However, if TCIMS’ existing term loan facility, which matures on January 25, 2014, with Credit Suisse, as administrative agent and as collateral agent and the other agents and lenders party thereto from time to time (the “Term Loan Facility”) is outstanding on October 23, 2013, the ABL facility will mature on such date. Furthermore, if TCIMS’ 9 3/4% Senior Subordinated Notes due February 1, 2015 are outstanding on October 31, 2014, the ABL facility will mature on such date.

The maximum available commitments under the ABL facility are based on specified percentages of the value of cash, accounts receivable, inventory, equipment and owned real property, less certain ineligible assets and subject to certain customary reserves as may be determined by the agent.

The eligible accounts receivable and eligible inventory that comprise the collateral under the ABL facility as of December 31, 2011 supported a gross borrowing base of approximately $216.6 million. Our excess available balance was $200.5 million as we had issued and outstanding a $16.1 million letter of credit to support a raw material procurement transaction. The gross borrowing base was approximately $133.4 million below the $350.0 million limit of the ABL facility. Certain assets of the U.S. Borrowers, the U.K. Borrowers and the French Borrowers are currently pledged as collateral in support of the Term Loan Facility and local facilities in the U.K. and are therefore excluded from the borrowing base. However, if the Term Loan Facility and the U.K. facilities were terminated, these assets may be pledged as collateral for the ABL facility and TCIMS estimates that the additional assets to be included in the respective borrowing bases as a result could increase borrowing availability under the ABL facility by approximately $100 million in the aggregate, subject to certain terms and conditions.

We believe that cash flow from operations, together with availability under our new ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in 2011 was $58.9 million compared to cash provided by operations of $86.4 million in 2010. Working capital items used $40.7 million of cash in 2011 compared to providing $2.9 million in 2010. Significant changes in working capital items generally relate to our raw material procurement activities and while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. Additionally, we may, from time to time, invest in our working capital in order to take advantage of opportunities to realize higher than normal margins. As of December 31, 2011, we had paid approximately $4.6 million to acquire raw materials inventories for which we received the sale proceeds in January 2012. Additionally, we had approximately an additional $24.1 million invested in receivables from two large customers. A portion of this balance might remain outstanding to support our raw material procurement business with one of these customers. We also made a payment for our 2010 performance-based compensation program occurring in 2011 which exceeded a similar accrual for that period by $3.5 million.

Net cash used in investing activities in 2011 was $83.2 million, of which $41.4 million funded Growth Capital Expenditures and $41.9 million funded Maintenance Capital Expenditures. $35.1 million of our 2011 Growth Capital Expenditures was spent on new international contracts and facilities. Net cash used in investing activities in 2010 was $37.9 million, consisting primarily of $9.5 million of Growth Capital Expenditures and $31.2 million of Maintenance Capital Expenditures, partially offset by $1.4 million of proceeds from the sale of equipment and the return of $1.7 million that had been in escrow related to our 2008 acquisition of Hanson. In 2009, we spent $23.2 million on Growth Capital Expenditures and $15.8 million on Maintenance Capital Expenditures. Generally, our Maintenance Capital Expenditures will vary with our customer production. The schedule of replacements of assets and major components depend on operating hours of the unit, and those hours will vary with our customer production. In 2009, we reduced our Maintenance Capital Expenditures in response to lower customer production. As our customers’ production rebounded in 2010, Maintenance Capital Expenditures increased.

Net cash provided by financing activities in 2011 was $84.1 million, mainly comprised of $128.7 million of net proceeds from our IPO. A portion of the proceeds were used to repay $46.2 million of debt, including $42.2 million to retire our Series 2008 Promissory Notes.

Net cash used by financing activities in 2010 was $29.3 million which consisted primarily of repayments of indebtedness. We repaid $4.1 million of revolving indebtedness including the repaying the $4.0 million balance of our prior ABL facility. We made a $20.4 million prepayment of our series 2008 promissory notes and the remaining prepayments consisted of scheduled payments on our senior secured term loan credit facility and other indebtedness.

Net cash used by financing activities in 2009 was $13.1 million, which consisted of $51.2 million we used to reduce our long-term debt and revolving borrowings, partially offset by proceeds from the issuance of series 2008 promissory notes totaling $38.7 million. The funds raised by the series 2008 promissory notes were primarily used to help fund Growth Capital Expenditures and reduce outstanding borrowings.

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

	2007	2008	2009	2010	2011
Weighted average per ton price of #1 Heavy Melt Scrap	$257	$384	$209	$332	$411

Throughout both 2011 and 2010, as the volume we procured for our customers and selling price of scrap increased, we experienced increases in Revenue from the Sale of Materials and our Cost of Raw Materials Shipments. As expected, we saw corresponding increases in inventory, accounts receivable and accounts payable. We generally expect that those increases will have offsetting effects and that any resulting impact to cash flows is temporary. However, because of the purchasing scale of our raw material procurement business, changes in the timing of collection of receivables or payment of accounts payable can have significant impacts on our cash flow from operations in a given period. In addition, from time to time, we may decide to invest in our working capital to take advantage of opportunities to realize higher than normal margins in our raw materials and optimization activities.

Additionally, because our accounts receivable and inventory comprise the collateral for both our previous and new ABL facilities, changes in those balances may affect the amount we are eligible to borrow under such facility. In periods when the volume and selling price of the raw materials we procure for our customers increase, we will usually experience increased accounts receivable and inventory balances and the amount available to be borrowed under the ABL facility may increase. Likewise, in periods when the volume and selling price of raw materials we procure for our customers decrease, we will usually experience decreased accounts receivable and inventory balances and the amount available to be borrowed under the ABL facility may decrease.

During 2011, our accounts receivable increased $85.4 million, or 41%, and our inventory increased $17.6 million, or 46%. The cash invested in working capital assets was only partially offset through an increase in accounts payable of $70.3 million, or 35%. The increases in these balances primarily reflected increased selling prices of the raw materials we procured for our customers during 2011; there were no significant impacts from collectability or valuation issues. However, as of December 31, 2011, we had paid approximately $4.6 million to acquire raw materials. We also had approximately an additional $24.1 million invested in receivables from two large customers as of December 31, 2011. Some portion of this balance may be invested for a longer term to secure continued favorable margin business with a particular customer. That customer’s receivables are secured by a lien on other raw material assets owned by the customer.

During 2010, our accounts receivable increased by $42.5 million, or 26%, and our inventory increased by $7.1 million, or 22%. The cash invested in these working capital assets was offset through an increase in accounts payables of $48.2 million, or 31%. The increases in these balances reflect increased volumes and selling prices of the raw materials we procured for our customers during the fourth quarter of 2010; there were no significant impacts from collectability or valuation issues. Compared to the fourth quarter of 2009, our Total Revenue increased $95.9 million, or 27%, and our Cost of Raw Materials Shipments and Site Operating Costs also increased by 28% and 20%, respectively reflecting increased activity in addition to the volume and selling price of the raw materials we procured.

During 2009, our accounts receivable increased by $21.8 million and our inventory increased by $13.2 million. The cash invested in these working capital items was mitigated by an increase of $59.7 million in our accounts payable. Although Total Revenue in the fourth quarter of 2008 was greater than that experienced in the fourth quarter of 2009, the impact in accounts receivable, inventory and accounts payable was driven greatly by our Total Revenue in November and December of 2009 compared to the same two months in 2008 when we were most affected by the global economic crisis. During the last two months of 2009, we recorded $241.7 million of Total Revenue compared to $154.9 million during the last two months of 2008, or a 56% increase, and a $80.5 million increase in Cost of Raw Materials Shipments and a $4.0 million increase in Site Operating Costs, or 83% and 10%, respectively. This increase led to a corresponding increase in accounts receivable, inventory and accounts payable.

While we attempt to closely monitor and manage changes in working capital balances, because of the volume of transactions in our raw material procurement business, minor changes in the timing of collections and payments can have a significant, albeit temporary, impact on cash flow from operations. Additionally, as of December 31, 2011, our top ten customers accounted for 67% of our accounts receivable and during the year ended December 31, 2011, our top ten customers accounted for 79% of our Revenue After Raw Materials Costs. The loss of any of our significant customers would adversely impact our results of operations and our ability to generate future cash flows from operations. The failure of any of these significant customers to pay existing receivables balances would likewise impact our results of operations and liquidity.

Capital Expenditures

In 2011, we had total Capital Expenditures of $83.1 million compared to $39.8 million during 2010. While we cannot predict many of the factors that may affect our level of Capital Expenditures in 2012, such as new contracts, equipment usage and replacement, we anticipate Maintenance Capital Expenditures in 2012 for existing customer sites to be between $45 million and $50 million.

We separate our Capital Expenditures into two categories: (1) Growth Capital Expenditures and (2) Maintenance Capital Expenditures. Growth Capital Expenditures relate to the establishment of our operations at new customer sites, the performance of additional services or significant productivity improvements at existing customer sites. We incur Maintenance Capital Expenditures as part of our ongoing operations.

We incur Growth Capital Expenditures when we win a new contract. Our Mill Services Group’s contracts generally require that we acquire the capital equipment necessary to provide the service in advance of receiving revenue from the contract. In 2011, our Growth Capital Expenditures were $41.3 million, up from $9.5 million in 2010, most of which related to new international contracts.

Maintenance Capital Expenditures generally include: (1) the cost of normal replacement of capital equipment used at existing sites on existing contracts; (2) additional capital expenditures made in connection with the extension of an existing contract; and (3) capital costs associated with acquiring previously leased equipment. Our Maintenance Capital Expenditures are highly variable because they are correlated to equipment utilization, which in turn is based on our customers’ production volumes. During 2009, as our customers’ production volumes declined, our equipment required less repair and replacement. Additionally, we optimized our asset utilization by relocating certain pieces of equipment to customer sites with higher production volumes. In 2010 and 2011, as our customers’ production rebounded, our Maintenance Capital Expenditures increased. Our Maintenance Capital Expenditures were $15.8 million, $31.2 million and $41.9 million for 2009, 2010 and 2011, respectively.

Our senior secured credit facilities limited our annual Capital Expenditures to $57.5 million through 2010, after which time the annual limit increased to $62.5 million, subject to a limited ability to carry over unused amounts and a limited ability to apply spending in any one year against the next year. Capital Expenditures that are financed by the proceeds of our IPO or other sales of our class A common stock or class B common stock are not subject to the limitation.

Indebtedness

The following sets forth an overview of our indebtedness. We may from time to time seek to refinance all or a portion of our debt. We may also purchase or prepay our debt, whether by purchases on the open market, privately negotiated purchases, redemptions or otherwise.

At December 31, 2011, our total debt consisted of the following:

(dollars in thousands)	Current	Non-Current	Total
ABL facility	$—	—	$—
Other revolving borrowings	159	—	159
Senior secured term loan credit facility	1,650	155,512	157,162
Senior subordinated notes	—	223,000	223,000
Capital leases and other	1,935	6,013	7,948

Total Debt	$3,744	$384,525	$388,269

We are currently in compliance with the financial covenants contained in our various debt instruments.

Asset-Based Revolving Credit Facility

The ABL facility permits borrowings up to $300 million by TCIMS and Tube City IMS, LLC, up to $20.0 million by Tube City IMS Canada Limited, up to $10.0 million by Hanson Resource Management Limited and Hanson Support Services Limited and up to $20.0 million by Tube City IMS France Sud SAS and Tube City IMS France Centre SAS. The ABL facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $100.0 million. As of December 31, 2011, we had total availability under the ABL facility of $216.6 million and excess availability of $200.5 million after reduction for a $16.1 million of letter of credit then outstanding under the facility.

There is no scheduled amortization under the ABL facility. The principal amount outstanding will be due and payable in full at maturity, on December 15, 2016. However, if TCIMS’ existing term loan facility, which matures on January 25, 2014, with Credit Suisse, as administrative agent and as collateral agent and the other agents and lenders party thereto from time to time is outstanding on October 23, 2013, the ABL facility will mature on such date. Furthermore, if TCIMS’ 9 3/4% Senior Subordinated Notes due February 1, 2015 are outstanding on October 31, 2014, the ABL facility will mature on such date.

The maximum available commitments under the ABL facility are based on specified percentages of the value of cash, accounts receivable, inventory, equipment and owned real property, less certain ineligible assets and subject to certain customary reserves as may be determined by the agent.

The per annum interest rates with respect to loans made under the U.S. dollar and Canadian dollar tranches are, at the option of TCIMS, (1) the U.S. prime rate of JPMorgan Cash Bank, N.A. in effect at its principal office in New York City or the Canadian prime rate of JPMorgan Cash Bank, N.A., Toronto Branch in effect at its principal office in Toronto; in each case plus an applicable margin ranging between 0.5% and 1.25%, as determined based on average historical excess availability under the ABL facility or (2) the LIBO rate, plus an applicable margin ranging between 1.5% and 2.25%, as determined based on average historical excess availability under the ABL facility. The per annum interest rates with respect to loans made under the Pound Sterling and Euro tranches are the LIBO rate, plus an applicable margin ranging between 1.5% and 2.25%, as determined based on average historical excess availability under the ABL facility.

The Borrowers are required to pay a commitment fee in respect of unused commitments equal to either 0.25% or 0.375% per annum determined based on the average historical unused portion of the commitments under the ABL facility. In addition, the Borrowers pay the agents and issuing banks customary administrative fees and letter of credit fees.

The ABL facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.

The commitments may be voluntarily reduced or terminated by TCIMS without premium or penalty subject to certain conditions including customary “breakage” costs.

TCIMS, the Company’s other domestic subsidiaries and certain of the Company’s foreign subsidiaries each guarantee at least certain parts of our ABL facility. Our ABL facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the current assets and related intangible assets of the Company’s U.S. subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the Canadian Borrower located in Canada, substantially all of the current assets and related intangible assets of the U.K. Borrowers located in England and Wales and substantially all of the current assets and related intangible assets of the French Borrowers located in France. The priority of security interests between the lenders under the ABL facility and the lenders under the Term Loan Facility are governed by an intercreditor agreement.

Our ABL facility contains customary negative covenants, including: (1) limitations on indebtedness; (2) limitations on liens and negative pledges; (3) limitations on investments, loans, advances and acquisitions; (4) limitations on capital expenditures; (5) limitations on dividends and other payments in respect of capital stock and payments or repayments of subordinated debt; (6) limitations on mergers, consolidations, liquidations and dissolutions; (7) limitations on sales of assets; (8) limitations on transactions with stockholders and affiliates; (9) limitations on sale and leaseback transactions; and (10) limitations on changes in lines of business. The credit agreement also contains certain customary affirmative covenants.

During each period commencing when the amount available under our ABL facility is less than 10.0% of the total commitments under our ABL facility until the amount available under the ABL facility has been greater than 10.0% of the total commitments under our ABL facility for 30 consecutive days, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants and other customary events of default.

Term Loan Facility and Synthetic Letter of Credit Facility

Our senior secured credit facilities include a $165.0 million senior secured term loan credit facility and a $20.0 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At December 31, 2011, we had $9.3 million of outstanding letters of credit under the senior secured synthetic letter of credit facility.

The per annum interest rates under the term loan are variable based on, at our option, an underlying LIBOR or prime rate and a current applicable margin of 2.00%. However, as part of our overall strategy to reduce the volatility associated with variable rate debt, we are party to swap agreements with notional amounts totaling $80.0 million locking in fixed LIBOR averaging 2.25% from April 1, 2010 to March 31, 2012. As of December 31, 2011, the interest rate applicable the senior secured term loan was 2.29%, but after giving effect to the outstanding interest rate swaps, the weighted average interest rate, was 3.26%. The interest rate swaps expire on March 31, 2012.

The senior secured term loan credit facility provides for amortization payments to become due in quarterly installments of $412,500 on the last day of each March, June, September and December through December 31, 2013. On January 25, 2014, the senior secured term loan credit facility will mature and all amounts outstanding thereunder shall be due in full.

The senior secured term loan credit facility contains affirmative and negative covenants, including limitations on dividends and other payments in respect of capital stock, but does not have any financial maintenance covenants. Our subsidiary, Tube City IMS Corporation, is the primary obligor under our senior secured term loan credit facility and the senior secured synthetic letter of credit facility are guaranteed by our subsidiaries that guarantee our senior secured ABL facility. The obligations are secured by a first priority interest in assets (other than accounts receivable and inventory) of Tube City IMS Corporation and our subsidiaries that are guarantors and a second priority interest in the accounts receivable and inventory of such entities, subject to certain exceptions and permitted liens.

Senior Subordinated Notes

The senior subordinated notes are unsecured obligations of our subsidiary, Tube City IMS Corporation and are guaranteed by certain of our other subsidiaries. The senior subordinated notes and the related guarantees are subordinated in right of payment to all existing and future senior indebtedness of Tube City IMS Corporation and the guarantors. Interest on the notes accrues at the rate of 9.75% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The senior subordinated notes mature on February 1, 2015.

The indenture governing the senior subordinated notes contains customary affirmative and negative covenants, including, but not limited to, those restricting the ability of Tube City IMS Corporation and its restricted subsidiaries to: (1) incur additional indebtedness; (2) declare or pay dividends or make other distributions, or repurchase or redeem capital stock or other equity interests; (3) make investments; (4) sell certain assets, including equity interests of restricted subsidiaries; (5) enter into agreements restricting their ability to pay dividends; (6) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (7) enter into transactions with affiliates; and (8) incur liens.

Tube City IMS Corporation may redeem the senior subordinated notes at its option, in whole or in part, at any time on or after February 1, 2011 at the following redemption prices, plus accrued and unpaid interest to the redemption date: (1) 104.875% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs during the period commencing February 1, 2011 and ending January 31, 2012; (2) 102.438% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs during the period commencing February 1, 2012 and ending January 31, 2013; and (3) 100% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs on or after February 1, 2013. At any time prior to February 1, 2011, Tube City IMS Corporation may redeem all, but not less than all, of the senior subordinated notes at a redemption price equal to 100% of the principal amount of the senior subordinated notes, plus a make-whole premium, together with accrued and unpaid interest to the redemption date.

Pension and Post-employment Benefit Obligations

Our pension and post-employment benefit plans are in compliance with applicable U.S. and Canadian regulatory and funding requirements and filings. However, our pension plans were underfunded when comparing the projected benefit obligation to the assets of the plans at December 31, 2011. We have made cash payments of approximately $1.2 million to the underfunded pension plans in 2011, which consists primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. Funding requirements in future years may be higher or lower depending on the investment experience of the plans’ assets and changes in the law in either the United States or Canada and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. We anticipate that we would fund required contributions with cash generated by operating activities or cash available under our ABL facility.

We estimate that benefit payments for the defined benefit pension plans over the next five years and in the aggregate for the five years thereafter will be as follows:

Year(s) of Payment	Amounts (dollars in thousands)
2012	$1,475
2013	1,251
2014	1,991
2015	1,502
2016	1,497
2017-2021	9,381

Costs for our defined contribution plans amounted to approximately $3.0 million for 2011.

Our share of related estimated plan benefits and assets for the defined benefit multi-employer pension plans in which certain of our employees participate is not available. Our costs for such defined benefit multi-employer pension plans amounted to $5.3 million for 2011.

We also participate in several defined contribution multi-employer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Annual costs for these plans amounted to approximately $7.7 million in 2011.

We have defined benefit post-employment plans that provide varying amounts of medical and death benefits that are not funded and that we pay as required for individual participants. The accrued post-employment benefit obligation at December 31, 2011 and December 31, 2010 was $7.2 million and $6.6 million, respectively, of which $2.8 million at December 31, 2011 and $3.0 million at December 31, 2010 represented obligations related to employees of affiliates of our Predecessor Company that we have assumed. The discount rate used to actuarially compute this liability was 4.5% for 2011 and 5.10% for 2010. We estimate that benefit payments for these defined benefit post-employment plans will be approximately $0.5 million in 2012, $0.6 million per year during 2013 and 2014, $0.7 million in 2015 and 2016, and $3.7 million for the years 2017 to 2021 in total. The plan has no assets. We fund benefit payments as needed from available cash resources.

Future cost increases in health care benefits are assumed to be 9.0% in 2012, decreasing by 0.5% per year to 5.0% by 2021 and remaining at that level thereafter. Increasing these rates by 1.0% each year would increase the accumulated post-employment benefit obligation as of December 31, 2011 by $0.4 million and would not be a significant impact on the post-employment benefit cost for 2011.

Commitments and Contractual Obligations

A summary of all of our contractual obligations as of December 31, 2011, classified by type and commitment expirations, is presented in the following table:

	Total as of December 31, 2011	Payments Due by Period
(dollars in thousands)		2012	2013	2014	2015	2016	Thereafter
Contractual obligations:
Long-term debt obligations(1)	$387,499	$3,263	$2,046	$153,915	$223,000	$—	$5,275
Capital lease obligations	803	510	254	39	—	—	—
Operating lease obligations	8,256	2,445	2,260	1,567	1,298	685	1
Purchase obligations	47,320	47,266	54	—	—	—	—
Planned funding of pension benefit obligation(2)	7,335	1,172	691	1,100	830	827	2,715
Estimated interest payments(3)	88,572	25,938	27,277	22,705	11,346	475	831
Other long-term obligations(4)	9,335	1,662	886	905	940	922	4,020

	$549,120	$82,256	$33,468	$180,231	$237,414	$2,909	$12,842

(1)	Year 2012 amount includes repayment of $0.2 million of outstanding borrowings under revolving facilities.
(2)	The amounts shown represent an estimate of our minimum company contributions required by law to fund the estimated deficit in the pension plans as of December 31, 2011. To the extent that future experience gains or losses arise, such minimum required contributions will decrease or increase as required by law. The assumptions used to determine these amounts were similar to those used and disclosed in Note 22 of our audited consolidated financial statements included elsewhere in this Annual Report.
(3)	Amount includes interest on our revolving borrowings, interest on our senior secured ABL facility at an estimated LIBOR and an applicable margin of 2.00% and fixed interest on our senior subordinated notes at 9.75% per annum. Contractual obligations associated with our interest rate swap agreements are included in other long-term obligations.
(4)	Includes estimated payments for non-pension defined benefit retirement plans, obligations associated with former subsidiaries of the Predecessor Company and estimated amounts payable under swap agreements. Any changes to that LIBOR would tend to have an offsetting affect on the cash flow associated with the swap agreements and our estimated interest payments.

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

Off-Balance Sheet Financing

As of December 31, 2011, we had operating leases with scheduled payments through the lease terms of $8.3 million. These arrangements do not currently comprise a significant component of our total financing. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Commitments and Contractual Obligations.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $157.6 million at December 31, 2011 and a $350.0 million variable rate, asset-based, revolving line of credit. At December 31, 2011, we had no draw on the revolving line of credit. Assuming no changes in variable rate borrowings from the amounts outstanding at December 31, 2011, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $1.6 million. This exposure is approximately equivalent to our exposure at December 31, 2010 when our variable rate term loan had an outstanding balance of $158.8 million and we had a $165.0 million variable rate asset-based revolving credit line with no draw. As part of our overall strategy to reduce the volatility associated with variable rate debt, we are party to swap agreements with notional amounts totaling $80.0 million locking in fixed LIBOR averaging 2.25% from April 1, 2010 to March 31, 2012. Factoring in the impact of the swap agreements, which reduce our overall exposure to changes in underlying variable interest rates, a hypothetical 1.0% change in underlying interest rates would change our annual Interest Expense and cash flow from operations by approximately $0.8 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the year ended December 31, 2011, we derived approximately 73% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. For the year ended December 31, 2010, we derived approximately 75% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We have been exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, Trinidad/Tobago dollar, New Taiwan dollar and Bahraini dinar. During 2011, we have begun operations in Abu Dhabi and South Africa which have exposed us to additional changes in the value of the

U.S. dollar. relative to the United Arab Emirates dirham and the South African rand. For the year ended December 31, 2011 and 2010, we generated approximately $15.4 million and $13.6 million, respectively, of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $1.5 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. That exposure has increased from 2010 to 2011 and we would expect that it would continue to increase. As part of our growth strategies discussed above and elsewhere in this Annual Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $39.4 million and $28.2 million in fuel and other petroleum-based supplies costs for the year ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $3.9 million per year which has increased from $2.8 million as of December 31, 2010 as the volume of fuel we consume has increased as well as the price of petroleum based products. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2011 would likely change the indices used to calculate the 2012 price adjustment mechanism.

Item 8.	Financial Statements and Supplementary Data

The Report of the Independent Registered Public Accounting Firm, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Annual Report (beginning on page F-1 following Part IV). The index to the Company’s consolidated financial statements appears on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act ) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in internal controls over financial reporting in the fourth quarter of 2011.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

The Company is controlled by Onex Partners II LP, an affiliate of Onex Corporation, a public company listed on the Toronto Stock Exchange, and, therefore, is required to maintain internal controls over financial reporting as required by applicable Canadian regulations.

Item 9B.	Other Information

Not Applicable

Item 10.

The information required by this Item will be provided in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 (the “Proxy Statement”) and that information is incorporated herein by reference.

Item 11.

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

Item 12.

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

Item 13.

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Fees and expenses paid to our principal accountant, Ernst & Young LLP, for the years ended December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Audit Fees(1)	$991	$943
Audit-Related Fees(2)	223	754
Tax Fees(3)	168	229
All Other Fees	—	—

Total	$1,382	$1,926

(1)	Represents fees and expenses for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, statutory audits, and advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.
(2)	Amounts are primarily for services associated with the Company’s initial public offering of stock and, in 2010, for services related to the financial information under International Financial Reporting Standards that were furnished by the Company to its controlling shareholder Onex, a Canadian company.
(3)	Represents fees and expenses for preparation and review of tax returns and filings, tax consultations and advice related to compliance with tax laws, and tax planning strategies.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Ernst & Young LLP.

Pre-Approval Policy

The Audit Committee Charter provides that the Audit Committee of our Board shall pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board (“PCAOB”) the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. In 2011, all of the above services were approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The consolidated financial statements and exhibits listed below are filed as a part of this report.

(1)	The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages F-1 through F-50 of this Annual Report.

(2)	Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits: The Exhibits listed in the Exhibit Index, which appear immediately following the signature page, are incorporated herein by reference and are filed as part of this Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMS INTERNATIONAL CORP.

By:	/s/ Joseph Curtin
Name:	Joseph Curtin
Title:	President, Chief Executive Officer, and Chairman of the Board
Date:	February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Joseph Curtin Joseph Curtin		President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 21, 2012

/s/ Daniel E. Rosati Daniel E. Rosati		Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 21, 2012

/s/ Kirk D. Peters Kirk D. Peters		Assistant Treasurer and Principal Accounting Officer	February 21, 2012

/s/ John J. Connelly* John J. Connelly		Director	February 21, 2012

/s/ Timothy A.R. Duncanson* Timothy A.R. Duncanson		Director	February 21, 2012

/s/ Colin Osborne* Colin Osborne		Director	February 21, 2012

/s/ Herbert K. Parker* Herbert K. Parker		Director	February 21, 2012

/s/ Manish K. Srivastava* Manish K. Srivastava		Director	February 21, 2012

/s/ Patrick W. Tolbert* Patrick W. Tolbert		Director	February 21, 2012

*By:	/s/ Thomas E. Lippard
Thomas E. Lippard
Attorney-in-fact
Date:	February 21, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of TMS International Corp. dated April 5, 2011 (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to TMS International Corp.’s Registration Statement on Form S-1/A, filed April 6, 2011, File No. 333-166807)

3.2	Amended and Restated By-Laws of TMS International Corp. dated April 8, 2011 (incorporated by reference to Exhibit 3.2 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 11, 2011, File No. 001-35128).

4.1	Indenture, dated as of January 25, 2007, among Metal Services Merger Sub Corp. and the Guarantor (as defined therein) listed on the signature pages thereto and the Bank of New York as trustee (incorporated by reference to Exhibit 4.1 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

4.2	First Supplemental Indenture, dated as of January 25, 2007, by and among Tube City IMS Corporation, the subsidiary guarantors listed on Exhibit A thereto and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

4.3	Registration Agreement, dated January 25, 2007, among Metal Services Acquisition Corp. and the stockholders party thereto ((incorporated by reference to Exhibit 4.3 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

4.4

Investor Stockholders Agreement, dated as of January 25, 2007, among Metal Services Acquisition Corp., Onex Partners II LP, and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010,

File No. 333-166807).

4.5	First Amendment to Investor Stockholders Agreement, dated as of March 22, 2011, among TMS International Corp. (f/k/a Metal Services Acquisition Corp.) Onex Partners II LP, and the stockholders party thereto (incorporated by reference to Exhibit 4.8 to Amendment No. 7 to TMS International Corp.’s Registration Statement on Form S-1/A, filed April 6, 2011, File No. 333-166807).

4.6	Form of Non-Executive Letter Agreement dated March 2011 (incorporated by reference to Exhibit 4.9 to Amendment No. 7 to TMS International Corp.’s Registration Statement on Form S-1/A, filed April 6, 2011, File No. 333-166807).

4.7	Form of Class A Common Stock share certificate of TMS International Corp. (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to TMS International Corp.’s Registration Statement on Form S-1/A, filed August 25, 2010, File No. 333-166807).

10.1	Credit Agreement, dated as of December 15, 2011, among Tube City IMS Corporation, certain subsidiaries of Tube City IMS Corporation from time to time party thereto as borrowers, the guarantors from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.*

10.2

Term Loan Credit Agreement, dated as of January 25, 2007, among Metal Services Merger Sub Corp., Metal Services Holdco LLC, each subsidiary of Metal Services Merger Sub Corp. from time to time party thereto, the Lenders (as defined therein) and Credit Suisse (incorporated by reference to

Exhibit 10.2 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

Exhibit Number	Description of Exhibit

10.3	First Amendment to the Term Loan Credit Agreement, dated December 18, 2009 (incorporated by reference to Exhibit 10.3 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.4†	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and J. David Aronson (incorporated by reference to Exhibit 10.4 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.5†	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and J. David Aronson (incorporated by reference to Exhibit 10.5 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.6†	Letter Agreement, dated May 10, 2010, among Metal Services Acquisition Corp., Tube City IMS Corporation and J. David Aronson (incorporated by reference to Exhibit 10.6 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.7†	Second Amendment to Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and J. David Aronson (incorporated by reference to Exhibit 10.29 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.8†	Transition Agreement, dated as of July 24, 2009, among Metal Services Acquisition Corp., Tube City IMS Corporation, I Michael Coslov, IMC Tube City Investments, LLC and IMC Tube City Holdings, Inc. (incorporated by reference to Exhibit 10.7 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.9†	First Amendment to Transition Agreement, dated as of August 16, 2011, among TMS International Corp., Tube City IMS Corporation, I Michael Coslov, IMC Tube City Investments, LLC and IMC Tube City Holdings, Inc. (incorporated by reference to Exhibit 99.1 to TMS International Corp.’s Current Report on Form 8-K, filed August 17, 2011, File No. 001-35128)

10.10†	Second Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and Joseph Curtin (incorporated by reference to Exhibit 10.26 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.11†	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Raymond S. Kalouche (incorporated by reference to Exhibit 10.11 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.12†	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Raymond S. Kalouche (incorporated by reference to Exhibit 10.12 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.13†	Second Amendment to Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and Raymond S. Kalouche (incorporated by reference to Exhibit 10.28 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.14†	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Daniel E. Rosati (incorporated by reference to Exhibit 10.13 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

Exhibit Number	Description of Exhibit

10.15†	Amendment to Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and Daniel E. Rosati (incorporated by reference to Exhibit 10.30 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.16†	Second Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and Thomas E. Lippard (incorporated by reference to Exhibit 10.27 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.17	Management Agreement, dated as of January 25, 2007, by and between Onex Partners Manager LP and Metal Services Acquisition Corp. (incorporated by reference to Exhibit 10.16 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.18†	Restricted Stock Plan (incorporated by reference to Exhibit 10.17 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.19†	Form of Restricted Stock Agreement dated 2007 (incorporated by reference to Exhibit 10.18 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.20†	Form of Restricted Stock Agreement dated April 19, 2011 (incorporated by reference to Exhibit 10.25 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 11, 2011, File No. 001-35128).

10.21†	Tube City IMS, LLC Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.19 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.22	Lease Agreement, dated as of May 3, 2005, between Brandywine Operating Partnership, L.P. and International Mill Service, Inc. (1155 Business Center Drive, Horsham, Pennsylvania) (incorporated by reference to Exhibit 10.20 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.23	First Amendment to Lease, dated as of June 7, 2010, between G&I 1155 Business Center FE LLC, as successor to Brandywine Operating Partnership, L.P., and Tube City IMS, LLC, as successor to International Mill Service, Inc. (1155 Business Center Drive, Horsham, Pennsylvania) (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to TMS International Corp.’s Registration Statement on Form S-1, filed June 23, 2010, File No. 333-166807).

10.24	Form of Lock-Up Agreements executed by certain stockholders of the Company (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to TMS International Corp.’s Registration Statement on Form S-1, filed June 23, 2010, File No. 333-166807).

10.25	TMS International Corp. Long-Term Incentive Plan effective March 10, 2011 (incorporated by reference to Exhibit 10.23 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 11, 2011, File No. 001-35128).

10.26	Form of Indemnification Agreement.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Ernst & Young, an independent registered accounting firm.*

24.1	Powers of Attorney.*

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101††	XBRL data file*

*	Filed herewith
†	Indicates management contract or compensation plan or arrangement
††	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	F-5

Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-7

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-8

Notes to Consolidated Financial Statements	F-9

(1) Nature of Operations	F-9

(2) Summary of Significant Accounting Policies	F-9

(3) New Accounting Pronouncements	F-16

(4) Business Combinations	F-17

(5) Provision for Transition Agreement	F-18

(6) Recognition of Cumulative Translation Adjustment	F-18

(7) Income Taxes	F-18

(8) Other Balance Sheet Information	F-21

(9) Inventories	F-22

(10) Property, Plant and Equipment	F-23

(11) Goodwill and Identifiable Intangible Assets	F-23

(12) Debt	F-26

(13) Provision for (Recovery of) Bad Debts	F-31

(14) Derivative Financial Instruments	F-31

(15) Redeemable Preferred Stock and Stockholders’ Deficit	F-33

(16) Noncontrolling Interest	F-34

(17) Stock-Based Compensation	F-34

(18) Earnings per Share	F-36

(19) Fair Value of Financial Instruments	F-37

(20) Operating Segments	F-37

(21) Significant Customers and Concentration of Credit Risk	F-41

(22) Retirement Plans	F-41

(23) Supplemental Cash Flow Information	F-48

(24) Commitments and Contingencies	F-48

(25) Gain on Disposition of Property, Plant and Equipment	F-49

(26) Related Party Transactions	F-49

(27) Commercial Arbitration Award	F-50

(28) Selected Interim Financial Data—Unaudited and Quarterly Trends	F-50

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TMS International Corporation

We have audited the accompanying consolidated balance sheets of TMS Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TMS Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 21, 2012

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$108,830	$49,492
Accounts receivable, net of allowance for doubtful accounts of $2,613 and $2,125, respectively (Note 8 and Note 13)	292,546	207,147
Inventories (Note 9)	56,297	38,664
Prepaid and other current assets	31,041	19,562
Deferred tax asset (Note 7)	7,114	6,702

Total current assets	495,828	321,567
Property, plant and equipment, net (Note 10)	161,017	138,540
Deferred financing costs, net of accumulated amortization of $9,517 and $9,280, respectively (Note 12)	10,638	8,384
Goodwill, net of $55,000 accumulated impairment (Note 11)	241,771	242,148
Other intangibles, net of accumulated amortization of $59,461 and $47,232, respectively (Note 11)	153,066	165,295
Other noncurrent assets	3,675	2,971

Total assets	$1,065,995	$878,905

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$225,999	$177,668
Accounts payable—overdraft	47,817	25,802
Salaries, wages and related benefits	28,105	28,934
Current taxes payable (Note 7)	395	720
Accrued expenses (Note 8)	23,945	30,114
Revolving bank borrowings (Note 12)	159	304
Current portion of long-term debt (Note 12)	3,585	3,185

Total current liabilities	330,005	266,727
Long-term debt (Note 12)	379,250	380,997
Indebtedness to related parties (Note 12)	—	42,155
Loans from noncontrolling interests (Note 12)	5,275	—
Deferred tax liability (Note 7)	53,791	42,932
Other noncurrent liabilities (Note 8)	20,833	20,203

Total liabilities	789,154	753,014
Commitments and contingencies (Note 24)
Redeemable preferred stock:
Redeemable, convertible preferred stock, 50,000 shares authorized with 22,000 and 25,000 shares designated as Class A; $0.001 par value per share; 0 and 21,883 shares issued and outstanding, respectively, at December 31, 2011 and 2010, liquidation preference of $0 and $296,844 at December 31, 2011 and 2010, respectively, accumulated and unpaid dividend of $0 and $80,203 at December 31, 2011 and 2010, respectively (Note 15)	—	296,844
Stockholders’ (deficit) equity:
Class A common stock; 200,000,000 shares authorized, $0.001 par value per share; 12,894,333 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	13	—
Class B common stock; 30,000,000 shares authorized, $0.001 par value per share; 26,361,640 and 4,943,992 shares issued and outstanding at December 31, 2011 and 2010, respectively	26	—
Capital in excess of par value	434,841	—
Accumulated deficit	(148,232)	(165,717)
Accumulated other comprehensive loss	(11,075)	(5,502)

Total TMS International Corp. stockholders’ equity (deficit)	275,573	(171,219)
Noncontrolling Interests	1,268	266

Total stockholders’ (deficit) equity	276,841	(170,953)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$1,065,995	$878,905

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Revenue:
Revenue from Sale of Materials	$2,192,188	$1,632,822	$989,257
Service Revenue	469,283	397,808	309,082

Total Revenue	2,661,471	2,030,630	1,298,339
Costs and expenses:
Cost of Raw Materials Shipments	2,112,011	1,564,504	939,993
Site Operating Costs	356,183	293,003	233,120
Selling, General and Administrative Expenses	58,646	53,139	44,638
Provision for (Recovery of) Bad Debts	590	64	(5,419)
Share based compensation associated with initial public offering	1,304	—	—
Provision for Transition Agreement	745	—	2,243
Depreciation	47,493	49,317	57,567
Amortization	12,401	12,191	12,193

Total costs and expenses	2,589,373	1,972,218	1,284,335

Income from Operations	72,098	58,412	14,004
Interest Expense, Net	(32,201)	(40,361)	(44,825)
(Loss) gain on Early Extinguishment of Debt	(581)	—	1,505
Goodwill Impairment	—	—	(55,000)
Recognition of Cumulative Translation Adjustment	—	—	(1,560)

Income (Loss) before income taxes	39,316	18,051	(85,876)
Income Tax (Expense) Benefit	(15,410)	(10,903)	6,885

Net Income (Loss)	$23,906	$7,148	$(78,991)
Net loss attributable to noncontrolling interests	726	—	—
Accretion on preferred stock	(7,156)	(22,824)	(21,069)

Net income (loss) attributable to TMS International Corp. common stock	$17,476	$(15,676)	$(100,060)

Net Income (Loss) per Share:
Basic	0.59	(3.17)	(20.14)
Diluted	0.59	(3.17)	(20.14)

Average Common Shares Outstanding:
Basic	29,593,776	4,944,193	4,969,164
Diluted	29,596,359	4,944,193	4,969,164

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

For the year ended December 31,
	TMS International			Noncontrolling Interests			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net income (loss)	$24,632	$7,148	$(78,991)	$(726)	$—	$—	$23,906	$7,148	$(78,991)
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(4,600)	(2,279)	9,059	(121)	—	—	(4,721)	(2,279)	9,059
Cumulative translation adjustment reclassified into earnings	—	—	1,560	—	—	—	—	—	1,560
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postemployment benefit plans:
Net change from periodic revaluations	(2,213)	(2,578)	(445)	—	—	—	(2,213)	(2,578)	(445)
Net amount reclassified to earnings	378	143	(18)	—	—	—	378	143	(18)

Net unrecognized gains (losses) on pensions and other postemployment benefit plans	(1,835)	(2,435)	(463)	—	—	—	(1,835)	(2,435)	(463)
Unrecognized gains (losses) on derivatives:
Net change from periodic revaluations	(144)	(1,262)	(1,327)	—	—	—	(144)	(1,262)	(1,327)
Net amount reclassified to earnings	1,006	1,551	2,886	—	—	—	1,006	1,551	2,886

Net unrecognized gains (losses) on derivatives	862	289	1,559	—	—	—	862	289	1,559

Total Other comprehensive (loss) income, net of tax	(5,573)	(4,425)	11,715	(121)	—	—	(5,694)	(4,425)	11,715

Comprehensive (loss) income	$19,059	$2,723	$(67,276)	$(847)	$—	$—	$18,212	$2,723	$(67,276)

The accompanying notes are an integral part of the consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$23,906	$7,148	$(78,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,493	49,317	57,567
Amortization	12,401	12,191	12,193
Amortization of deferred financing costs	2,491	2,468	2,331
Deferred income tax	12,300	9,618	(8,474)
Provision for bad debts	590	123	680
(Gain) loss on the disposal of equipment	291	(362)	(301)
Non-cash share-based compensation cost	2,231	29	30
Interest paid in kind	—	4,657	6,611
Non-cash loss (gain) from debt extinguishment	581	—	(1,505)
Impairment of goodwill	—	—	55,000
Recognition of Cumulative Translation Adjustment	—	—	1,560
Increase (decrease) from changes in:
Accounts receivable	(85,989)	(42,652)	(22,479)
Inventories	(17,633)	(6,799)	(13,229)
Prepaid and other current assets	(2,789)	(11,758)	5,795
Other noncurrent assets	(79)	329	(325)
Accounts payable and accounts payable overdraft	70,346	48,157	59,673
Accrued expenses	(4,639)	15,989	(4,747)
Other non current liabilities	(236)	(1,699)	(329)
Other, net	(2,320)	(319)	1,925

Net cash provided by operating activities	58,945	86,437	72,985

Cash flows from investing activities:
Capital Expenditures	(83,076)	(39,816)	(37,635)
Proceeds from sale of equipment	673	1,394	3,337
Acquisitions, net of cash acquired of $0, $0, and $0, respectively	(50)	(495)	—
Amounts returned from escrow (Investment in other noncurrent assets)	—	1,712	—
Contingent payment for acquired business	(337)	(339)	(426)
Cash flows related to IU International, net	(402)	(331)	(1,416)

Net cash used in investing activities	(83,192)	(37,875)	(36,140)

Cash flows from financing activities:
Revolving credit facility (repayments) borrowings, net	(115)	(4,115)	(46,760)
Issuance of debt	5,275	—	39,153
Net proceeds from initial public offering	128,657	—	—
Debt issuance and termination fees	(5,326)	—	—
Fees paid to amend Term Loan	—	—	(588)
Repurchase of senior notes	—	—	(430)
Repayment of debt	(46,223)	(25,193)	(4,436)
Contribution of noncontrolling interest	1,849	266	—

Net cash provided by (used for) financing activities	84,117	(29,042)	(13,061)

Effect of exchange rate changes on cash and cash equivalents	(532)	158	238
Cash and cash equivalents:
Net increase in cash	59,338	19,678	24,022
Cash at beginning of period	49,492	29,814	5,792

Cash at end of period	$108,830	$49,492	$29,814

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

	TMS International Corp.									Noncontrolling Interest	Total
	Common Stock					Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Shares	Class B Shares	Total Shares	Class A Amount	Class B Amount
Balances, December 31, 2008	—	4,984,707	4,984,707	$—	$—	$—	$(50,040)	$(12,792)	$(62,832)	$—	$(62,832)
Share-based compensation costs	—	—	—	—	—	30	—	—	30	—	30
Forfeited restricted shares	—	(40,308)	(40,308)	—	—	—	—	—	—	—	—
Accumulating dividend on class A preferred stock	—	—	—	—	—	(30)	(21,039)	—	(21,069)	—	(21,069)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(78,991)	—	(78,991)	—	(78,991)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	11,715	11,715	—	11,715

Total comprehensive income (loss)	—	—	—	—	—	—	(78,991)	11,715	(67,276)	—	(67,276)

Balances, December 31, 2009	—	4,944,399	4,944,399	$—	$—	$—	$(150,070)	$(1,077)	$(151,147)	$—	$(151,147)
Share-based compensation costs			—	—	—	29		—	29	—	29
Forfeited restricted shares	—	(407)	(407)	—	—	—	—	—	—	—	—
Accumulating dividend on class A preferred stock	—	—	—	—	—	(29)	(22,795)	—	(22,824)	—	(22,824)
Investment of noncontrolling interest	—	—	—	—	—	—	—	—	—	266	266
Comprehensive income (loss):
Net income	—	—	—	—	—	—	7,148	—	7,148	—	7,148
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(4,425)	(4,425)	—	(4,425)

Total comprehensive income (loss)	—	—	—	—	—	—	7,148	(4,425)	2,723	—	2,723

Balances, December 31, 2010	—	4,943,992	4,943,992	$—	$—	$—	$(165,717)	$(5,502)	$(171,219)	$266	$(170,953)
Share-based compensation costs	—			—		1,617	—	—	1,617	—	1,617
Forfeited restricted shares	—			—		—	—	—	—	—	—
Accumulating dividend on class A preferred stock	—			—		(9)	(7,147)	—	(7,156)	—	(7,156)
Conversion of preferred shares	—	23,384,801	23,384,801	—	23	303,979	—	—	304,002	—	304,002
Issuance of restricted stock associated with the IPO	—	47,180	47,180	—	—	613	—	—	613	—	613
Issuance of primary shares and recapitalization of existing shares	12,880,000	(2,000,000)	10,880,000	13	3	128,641	—	—	128,657	—	128,657
Transfer of shares	14,333	(14,333)	—	—	—	—	—	—	—	—	—
Investment of noncontrolling interest	—	—	—	—	—	—	—	—	—	1,849	1,849
Comprehensive income (loss):
Net income	—	—	—	—	—	—	24,632	—	24,632	(726)	23,906
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(5,573)	(5,573)	(121)	(5,694)

Total comprehensive income (loss)	—	—	—	—	—	—	24,632	(5,573)	19,059	(847)	18,212

Balance, December 31, 2011	12,894,333	26,361,640	39,255,973	$13	$26	$434,841	$(148,232)	$(11,075)	$275,573	$1,268	$276,841

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

Current Business

TMS International Corp. (“TMS” or the “Company”) through its subsidiaries, including Tube City IMS Corporation (“TCIMS”) is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at over 82 customer sites in eleven countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

The Onex Acquisition

TMS was formed by Onex Partners II LP and affiliates (“Onex”) on October 31, 2006 for the purpose of acquiring TCIMS. In November 2006, TMS entered into a Stock Purchase Agreement with the previous owners of TCIMS. On January 25, 2007, Metal Services Holdco LLC (“Holdco”), a wholly owned subsidiary of TMS, completed the acquisition by acquiring all of the outstanding shares of TCIMS (the “Onex Acquisition”).

Immediately after the Onex Acquisition, approximately 91% of the outstanding common shares of TMS were owned by Onex and approximately 9% was owned by management and certain other employees, a consultant and a director of TCIMS. The Onex Acquisition constituted a change of control of TCIMS and was accounted for under FASB Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the purchase method of accounting.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Entities of which the Company owns a majority interest and controls are consolidated; entities of which the Company owns a less than majority interest and does not control, but exercises significant influence over, are not consolidated and are reflected in the consolidated financial statements using the equity method of accounting. All intercompany accounts, transactions and profits have been eliminated in consolidation.

Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

In the year ending December 31, 2011, the Company recorded $1.0 million of Revenue from the Sale of Materials and a $0.8 million credit to Cost of Raw Materials Shipments related to certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature.

Initial Public Offering

In April 2011, the Company completed an initial public offering. In connection with our initial public offering;

•	the Company amended and restated its certificate of incorporation to create two classes of common stock: class A common stock and class B common stock;

•	the Company effectuated a 207.4307-for-one stock split of its common stock on April 13, 2011. The stock split has been retroactively reflected in these consolidated financial statements;

•	the Company’s outstanding class A preferred stock automatically converted into common stock;

•	the Company granted 47,180 shares of class B common stock under its Restricted Stock Plan;

•	the Company initially sold 9,200,000 shares of class A common stock and subsequently sold 1,680,000 shares of class A common stock pursuant to an underwriters’ overallotment option; and

•	the stockholders of the Company sold 2,000,000 shares of class B common stock, which converted to class A common stock upon sale.

A more detailed discussion of the initial public offering follows.

Offering details and proceeds

On April 19, 2011, the Company closed an initial public offering selling 9,200,000 class A common shares at $13.00 per share. The Company received $111.8 million in net proceeds after deducting the underwriters’ commission. In the same initial public offering the Company’s existing stockholders also sold 2,000,000 shares of class B common stock, which converted to class A common stock upon sale, at $13.00 per share. On April 29, 2011, the Company sold an additional 1,680,000 class A common shares at $13.00 per share, generating an additional $20.4 million as the Company’s underwriters exercised their overallotment option. Additionally, the Company incurred $3.4 million of expenses as a direct result of the initial public offering, which reduced the net proceeds available for use. The Company used $44.0 million of proceeds from the initial public offering to pay off in full its obligations under the Series 2008 promissory notes. The remaining proceeds are being held for general corporate purposes including funding capital expenditures for new contracts.

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

Long Term Incentive Plan

Also in connection with the initial public offering, the Company established its Long Term Incentive Plan and reserved 1,558,170 shares for issuance under that plan. On April 19, 2011, the Company awarded options to purchase 519,390 shares of class A common stock, subject to vesting conditions, at an exercise price of $13.00 per share, the public offering price.

Use of Estimates

The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements with appropriate evaluation and consideration of events transpiring subsequent to the financial statement date. Significant items subject to such estimates and assumptions include the depreciation and amortization of properties and intangibles, valuation allowances for accounts receivable and net deferred tax assets, pension obligations, and claims and assessments. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less and that are readily convertible into cash. The Company maintains its cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Included in accounts payable overdrafts at December 31, 2011 and December 31, 2010, are approximately $47.8 million and $25.8 million, respectively, of book overdrafts. Accounts payable overdrafts represent outstanding checks in excess of related cash balances.

The Company’s treasury function uses cash on hand, cash generated by operating activities, and, if necessary, funds available under the Company’s Revolver (see Note 12—Debt) to liquidate these outstanding checks when they are presented for payment. Funds to pay these outstanding checks are provided from cash on hand, cash generated by operating activities, and, if necessary, borrowings under the Company’s Revolver (see Note 12 – Debt).

Trade Receivables

The Company generally has the intent and the ability to hold trade receivables until collected and records receivables at their face value less an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. However, in the case of large volume raw material shipments, the Company will generally request a letter of credit or other security. Account balances outstanding longer than the payment terms are considered past due. Provisions are made for estimated uncollectible receivables. The Company’s estimate is based on historical collection experience, a review of current status of receivables and the condition of the general economy and the industry. Decisions to write off receivables are based on management’s judgment after consideration of facts and circumstances surrounding potential uncollectible accounts. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Inventories

Scrap iron and steel inventories are stated at the lower of cost or net realizable value, with cost being determined using the weighted-average method. Goods in transit represent inventories in route to customers under outsource purchasing contracts in which the Company has title at the end of the accounting period. Such inventories are valued at cost, determined by the specific identification method. Spare parts and supplies consist primarily of replacement parts for machinery and equipment and are recorded at the lower of cost or net realizable value, with cost being determined using the first-in, first-out (FIFO) method.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Cost in connection with business combinations is based on fair market value at the time of acquisition. Major components of certain significant operating assets are recorded as separate assets with depreciable lives determined independently from the remainder of the asset. Expenditures that extend the useful lives of existing plant and equipment are capitalized, while expenditures for repairs and maintenance that do not extend the useful lives or improve productivity of the related assets are charged to expense as incurred. The cost of property, plant, and equipment retired or otherwise disposed of and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is reflected in current operations.

Depreciation of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of assets. (See Note 10—Property Plant and Equipment for estimated useful lives by classification).

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360-10-35 on impairment and disposal of long-lived assets. Impairment is assessed when the undiscounted expected cash flows derived from an asset are less than its recorded amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment evaluation, the undiscounted cash flows used to assess impairments, and the fair value of an impaired asset. During 2009, in the process of determining the fair value of other assets and liabilities of the Mill Services Segment, the Company forecasted and evaluated the cash flows associated with certain long-lived assets of that segment including the unit’s amortizable intangible assets. In no instance were the undiscounted cash flows associated with the unit’s long-lived assets less than the carrying value of the related assets and, accordingly, no impairment was recorded.

Goodwill and Other Intangible Assets

Goodwill and other indefinite life intangible assets that are not subject to amortization are recorded at fair value at the dates of acquisition. Finite life intangible assets subject to amortization are recorded at cost less accumulated amortization provided on a straight-line basis over the intangible assets’ estimated useful lives. Goodwill and indefinite life intangibles are evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. ASC Topic 350 on goodwill and other intangible assets requires that goodwill be evaluated for impairment using a two-step process. The first step of the goodwill impairment evaluation, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired; and the second step of the impairment evaluation is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the evaluation must be performed to measure the goodwill impairment loss, if any. The second step of the evaluation compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. (See Note 11—Goodwill and Identifiable Intangible Assets).

Deferred Financing Cost

Costs associated with negotiation and entering into long-term financing agreements are deferred and amortized on a straight-line basis, which does not differ materially from the effective interest rate method, over the life of the associated agreement. (See Note 12—Debt, for deferred financing costs written off).

Other Noncurrent Assets

Other noncurrent assets principally include long term deposits to secure insurance obligations, cash surrender value of executive life insurance policies to be used to fund certain deferred compensation obligations and other noncurrent assets. Long term deposits were $1.2 million and $1.0 million at December 31, 2011 and December 31, 2010 respectively, cash surrender value of executive life insurance policies were $1.0 million and $1.1 million at December 31, 2011 and December 31, 2010, respectively, and other noncurrent assets were $1.4 million and $0.9 million at December 31, 2011 and December 31, 2010, respectively.

Derivative Financial Instruments

The Company has entered into interest rate swaps to manage its risk related to its variable interest rate debt. The swaps have been designated as cash flow hedges. Accordingly, they are recorded at fair value. To the extent that the instruments are effective in hedging the related interest rate risk, the adjustments to record the swaps at fair value are recorded in other comprehensive income. (See Note 14—Derivative Financial Instruments).

Stock-Based Compensation

The Company awards two different types of options under its Long Term Incentive Plan. For that portion of the award that is subject to time based vesting only, the Company uses the Black-Scholes option pricing model to value the options. The expected term of grant are determined using a “safe harbor” calculation provided in SAB 107 for entities without extensive historical data. The term is calculated as the mid-point between the vesting period and the contractual term of the option. The risk free interest rate is determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate is estimated based on forfeiture experience in the Company’s previous share based compensation plans. The expected volatility is estimated based on the average volatility of the stock price of peer group companies that were identified based on their market capitalization, industry, stage of life cycle and capital structure. Compensation expense is recognized based on the fair value of these options using the accelerated method.

For that portion of the award which has an additional performance based restriction, the Company completes a “Monte Carlo” simulation which simulates a distribution of stock prices throughout the contractual life of the option. The lookback period for the peer historical volatility used in the model is 10 years, since ten years of prices must be simulated and the valuation was done in a risk-neutral framework using the 10-year risk-free rate. Compensation expense is recognized based on the fair value of the performance based options by amortizing each individual tranche over the estimated requisite service period.

Determining the fair value of stock options at the grant date requires judgement, including estimates for the average risk-free interest rate, volatility, annual forfeiture rate and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

Revenues

Revenue from Sale of Materials

Raw materials procurement and logistics—Revenue from raw materials procurement represents sales to third parties whereby the Company either purchases scrap iron and steel from a supplier and sells the scrap to a customer, with shipment made directly from the supplier to the third-party customer, or the Company earns a contractually determined, volume based fee for arranging delivery of raw materials shipments for a customer directly from a vendor. The Company recognizes revenue from raw materials procurement sales when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or F.O.B. destination depending on terms of sale, or when the Company has the right to receive its contractual fee. Revenues from these sources are included in Revenue from Sale of Materials. During the year ended December 31, 2011, approximately 83% of the Company’s raw material procurement activity by volume was made under the transaction model where the Company purchases raw materials from a supplier and sells the material to the customer. In this transaction model, the Company (i) incurs the obligation to the supplier of the material, (ii) assumes the risk of collection for the full value of the raw material delivered to the customer and (iii) records Revenue From Sale of Material for the full value invoiced to the customer and records the Cost of Raw Material Shipments for the full value of the liability owed to the vendor. During the year ended December 31, 2011, approximately 17% of the Company’s raw material procurement activity by volume was transacted where the Company arranged for delivery of raw material for a customer directly from a vendor earning a contractually determined volume-based fee. In this transaction model, the Company assumes no obligation to the vendor and invoices its customer for only the volume based fee it earns for arranging the delivery, not the full value of the material delivered. The volume-based fee is recorded as Revenue From Sale of Materials and there is no corresponding Cost of Raw Material Shipment in this transaction model.

The Company also purchases, processes and sells scrap iron and steel inventory for the Company’s own account. The Company recognizes revenue from scrap sales of material when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or destination depending on terms of sale. Revenues from these sources are included in Revenue from Sale of Materials.

All material sales contracts and agreements are accounted for on an agreement-by-agreement basis.

Service Revenue

Metal recovery, slag handling, processing, and sales—Income from removal of slag from a furnace and processing it to separate metallic material from other slag components. Metallic material is generally reused in production of steel by the host mill or sold to other end users and the nonmetallic material is generally sold to third parties as aggregate. The Company recognizes revenue from slag processing and metal recovery services when it performs the services and revenue from co-product sales when title and risk of loss pass to the customer. Revenues from these sources are included in Service Revenue.

Semi finished material handling; scrap management preparation—Income from receiving, processing and managing raw material inputs, primarily scrap, and handling and recording inventory of finished products where all of the production is generally completed at the customer’s location. Revenues from these sources are included in Service Revenue and are recognized at the time the service is performed.

Surface conditioning—Revenue from removing imperfections from semi-finished steel processed for use in high-end applications. The Company recognizes revenue from surface conditioning services when it performs the services. Revenues from these sources are included in Service Revenue.

Raw materials optimization—Income from optimization fees represents income from determining, through use of its internally developed and proprietary software, the most economical combination of input materials necessary to make a customer’s specified chemistry of steel. The Company recognizes income from optimization fees as the optimization service is provided. Optimization software maintenance fees are recognized in income over the contract life. Revenues from these sources are included in Service Revenue.

Other revenues—Income from various services including dust and debris management, equipment rental services, mobile equipment maintenance, refractory removal, vacuumation and income from services to customers outside of the normal contractual agreement. The Company recognizes revenue as the service is provided. Machine shop service revenues are recognized as work is performed. Revenues from these sources are included in Service Revenue.

It is common for the Company to provide multiple services at a single customer location, either under a single unified contract or under multiple contracts. The contracts detail the amounts the Company charges for each individual service provided. Therefore, the Company accounts for each type of service as a separate arrangement.

Freight

All freight costs related to the transportation of scrap iron and steel from the supplier sold F.O.B. delivered to the customer is included in cost of scrap shipments.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740 on income tax, which requires an asset and liability approach for accounting for income taxes. ASC Topic 740 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. The Company’s foreign subsidiaries file local country income tax returns.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, changes to stockholders’ equity related to the funded status of defined benefit pension and other post-retirement benefit plans, and the cumulative changes in the fair value of hedging derivatives.

Health Insurance

The Company self-insures its employees’ health insurance using a third-party administrator to process and administer claims. The Company has stop-loss coverage through an insurer that covers claim payments exceeding $175,000 per employee per year subject to a yearly aggregate deductible of $155,000. The Company maintains accruals for unpaid claims and claims incurred but not reported based on internal analysis of claims experience and actuarial calculations.

Workers’ Compensation

The Company self-insures its workers’ compensation obligations under a large deductible program. Under this program, the maximum exposure per claim is $1.0 million, and stop-loss coverage is maintained for amounts above this limit. The aggregate maximum exposure is limited to a percentage of payroll for each open policy. The Company accrues for this expense in amounts that include estimates for incurred but not reported claims, as well as estimates for the ultimate cost of all known claims. The Company does not have funds on deposit with a third-party payor insurance carrier who administers the program, but it does secure its obligation with letters of credit.

Per Share Data

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares plus potential dilutive common shares outstanding during the period. (See Note 18—Earnings per Share).

Redeemable Preferred Stock

Our preferred class A stock had an initial liquidation preference of $9,900 per share and carried an 8% accumulating, compounding dividend. On April 19, 2011, in connection with the Company’s initial public offering, the outstanding preferred class A stock was automatically converted into class B common stock. Prior to that conversion, approximately 91% of our class A preferred stock had been held by Onex, our controlling shareholder. Through its controlling interest in our common stock, Onex could have initiated a call of the preferred shares for the total liquidation value of the shares, which was the initial liquidation value of $9,900 per share plus the accumulated and unpaid dividends thereon. Accordingly, the Company accounted for the full liquidation value of the shares as redeemable preferred stock outside of permanent stockholders’ equity in accordance with ASC 480-10-S99-3A. The Company recorded the accumulating dividend as an increase to the liquidation value of the redeemable preferred stock and a decrease to Capital in excess of par value to the extent available and then as increase to its Accumulated deficit.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income (loss).

Cost of New Enterprise Resource Planning System

In the second quarter of 2011, the Company’s Board of Directors approved the selection of and the spending for a new ERP system. Prior to that approval, the Company had spent more than a year involved in preliminary project activities that resulted in the selection of the system to be implemented. After the board approval, the Company has capitalized certain costs associated with application development in accordance with ASC 720-45. For the year ended December 31, 2011, the Company capitalized $0.2 million associated with the application development of its new ERP.

Note 3—New Accounting Pronouncements

In September 2011, the FASB issued changes to disclosure requirements for employers who participate in multi-employer pension plans. The new standards require an employer to provide additional quantitative and qualitative disclosures, including disclosure of the significant multiemployer plans in which an employer participates, the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than 5 percent of the total contributions made to the plan by all contributing employers. Additionally, the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether the plan has imposed surcharges on the contributions to the plan. Finally, the required disclosures include the nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions to be made to the plans. The expanded disclosures are included in these consolidated financial statements.

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

During the second quarter of 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, amounts reclassified from other comprehensive income to net income and totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. The guidance is effective for the Company on January 1, 2012, and retrospective application is required for all years presented. Early adoption is permitted. The latter presentation alternative is reflected in these consolidated financial statements.

Note 4—Business Combinations

Keystone Systems Inc. Acquisition. On April 1, 2011, the Company acquired all the assets of Keystone Systems Inc., a Pennsylvania corporation. The Company initially paid $0.1 million, and could pay up to an additional $0.3 million over the next three years subject to the achievement of certain operating performance targets. On the acquisition date, the previous employee of Keystone Systems Inc. became an employee of the Company’s U.S. operating entity. The transaction was accounted for as a business combination under ASC 805. The Company recorded the acquired assets at their fair value, including intangibles of $0.3 million and goodwill of $0.1 million. The Company also recorded a liability for contingent consideration of $0.3 million.

Total Mill Services Acquisition. As of May 31, 2010, the Company acquired substantially all of the assets of Total Mill Services, an Ontario, Canada based provider of in-plant services to a single steel mill. The Company initially paid $0.5 million and paid an additional $0.2 million in 2011 due to the achievement of certain operating performance targets. On the acquisition date, all the previous employees of Total Mill Services became employees of the Company’s pre-existing Canadian subsidiary. The transaction was accounted for as a business combination under ASC 805. The Company recorded the acquired assets at their fair value including equipment of $0.5 million, goodwill of $0.2 million and customer related intangibles of $0.1 million. The Company also recorded a liability for contingent consideration of $0.2 million.

Hanson Acquisition. On September 5, 2008, the Company acquired all of the outstanding stock of Hanson Resources Management Limited (“Hanson”), a United Kingdom based business that provides a broad spectrum of services to steel mills and other industrial enterprises. The Company paid $16.7 million in cash and incurred $0.9 million in costs related directly to the transaction.

The sellers initially received $7.1 million in cash and the remaining $9.7 million was paid into escrow for potential payments of contingent consideration and as credit support for representations and indemnifications provided by Hanson’s former stockholders. Of the amount paid into escrow, $6.1 million was contingently payable to the former stockholders of Hanson subject to Hanson continuing to provide certain services and satisfactorily renewing contracts to certain customers. From October 1, 2008 through December 31, 2009, Hanson continued to satisfactorily provide certain services to its customers and the former shareholders of

Hanson were paid $4.3 million out of escrow. The Company recorded those amounts as additional costs of the acquisition. However, one of the milestones required for release of the contingent consideration to the former shareholders of Hanson related to entering into a long-term extension of a contract for certain services. While Hanson continues to provide those services under rolling shorter term arrangements, they have not entered into a long-term contract. Accordingly, $1.7 million was returned to the Company in June 2010 and reclassified from other noncurrent assets to cash and cash equivalents on the Company’s consolidated balance sheets.

Note 5—Provision for Transition Agreement

On July 24, 2009, the Company announced that I Michael Coslov would retire from his position as Chief Executive Officer. On that date, the Company and Mr. Coslov entered into a Transition Agreement that made Mr. Coslov’s retirement effective on the date that a new Chief Executive Officer was appointed by the Company’s board of directors (the “Effective Date”). On August 14, 2009 the Company’s board of directors appointed Joseph Curtin as Chief Executive Officer; and, pursuant to the Transition Agreement, Mr. Coslov then became Non-Executive Chairman of the Board.

The Transition Agreement calls for Mr. Coslov to receive transition payments for two years following the Effective Date and to receive monthly compensation for his role as Non-Executive Chairman thereafter. Mr. Coslov will also receive continuing health care benefits under the agreement. The Company recorded a $2.2 million provision for the Transition Agreement during 2009 related to the payment of Mr. Coslov’s termination payments and benefits.

In August, 2011, Mr. Coslov retired from the Board of Directors. As part of the transition agreement relating to his retirement, Mr. Coslov is entitled to receive additional transition payments for two years and a reimbursement of expenses over a two year period subject to an annual maximum. The Company recorded a $0.7 million charge in the third quarter of 2011 related to the transition payments and expected expense reimbursement for Mr. Coslov. The Company had $0.6 million and $1.0 million accrued related to this transition agreement as of December 31, 2011 and December 31, 2010, respectively.

Note 6—Recognition of Cumulative Translation Adjustment

During the second quarter of 2009, the Company ceased providing services at a foreign mill site. During the third quarter of 2009, the Company determined that it would not resume providing services at that site and had no near-term projects for other contracts in that foreign country. By the end of the third quarter of 2009, substantially all of the assets of that country’s operations had been liquidated. In accordance with FASB ASC 830-30-40-1, upon substantial liquidation of the operations, the Company recorded a charge of $1.6 million in 2009 to recognize in net income cumulative translation losses that had previously been recognized as a separate component of equity.

Note 7—Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, tax net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$16,240	$27,274
Pension and post-employment benefits	5,448	3,908
Compensation	3,960	2,168
Legal reserve	283	281
Bad debt reserve	1,137	914
Inventories	181	150
Workers’ compensation reserve	2,237	2,452
Goodwill Impairment	4,098	4,071
Interest rate swaps	—	690
Alternative minimum tax credit	2,275	2,275
Foreign tax credit	8,409	7,058
State non-cash credits	7,482	8,310
Deferred interest	—	1,982
Other	5,405	4,075

Total deferred tax assets	57,155	65,608
Valuation allowance	(28,632)	(29,569)

Total net deferred tax assets	28,523	36,039

Deferred tax liabilities:
Identifiable intangibles	(49,135)	(52,255)
Goodwill	(13,538)	(10,721)
Fixed assets	(7,664)	(4,110)
Cancellation of debt—deferred income	(583)	(579)
Foreign intangibles & other	(4,281)	(4,604)

Total deferred tax liabilities	(75,201)	(72,269)

Net deferred tax liabilities	$(46,678)	$(36,230)

The Company has federal net operating loss carryforwards in the amount of $3.0 million that expire in 2029 and the Company has an alternative minimum tax credit carryover of $2.3 million, which is carried forward indefinitely. Foreign tax credits in the amount of $8.4 million expire from 2015 through 2021. In addition, the Company has state net operating loss carryforwards of $179.5 million that expire at various dates from 2012 through 2029 and state non-cash tax effect credits of $7.5 million available until 2021. The Company also has foreign net operating loss carryforwards in the amount of $16.0 million, $4.8 million expire at various dates from 2013 through 2021 and $11.2 million are carried forward indefinitely.

Management determined that a valuation allowance is required on $7.5 million of certain state net operating loss carryforwards and on $7.5 million of state non-cash tax credits due to state carryover limitations on utilization and apportionment of taxable income. Management has also determined that a valuation allowance of $4.9 million is required for certain foreign net operating loss carryforwards due to limitations on utilization and projections. With respect to the foreign tax credit, a valuation allowance of $5.5 million is required due to projections and utilization limitations and reflects the ability of a 10 year election to deduct the foreign taxes instead of the foreign tax credit. In addition, management has also determined that a valuation allowance of $3.0 million is required relating to certain legacy workers’ compensation accruals and capital loss carryforwards.

The components of income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	(277)	—	—
State	$1,202	$—	$—
Foreign	2,185	1,285	1,589

Total current income tax expense	3,110	1,285	1,589
Deferred:
Federal	14,145	7,703	(10,045)
State	(528)	1,892	36
Foreign	(1,317)	23	1,535

Total deferred expense (benefit)	12,300	9,618	(8,474)

Total net income tax expense (benefit)	$15,410	$10,903	$(6,885)

Income tax expense (benefit) varies from amounts computed by applying the 35% federal statutory rate for the following reasons (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Income tax expense/(benefit) at statutory rate	$13,785	$6,320	$(30,057)
Permanent differences	971	688	349
Impairment of Goodwill	—	—	15,548
US tax costs related to deemed dividend and related foreign tax credit	314	354	265
Foreign tax credit	(180)	(155)	(315)
Foreign taxes	(568)	(542)	(165)
Effect of changes in valuation allowance	916	2,638	8,686
Effect of change in tax rates	409	(105)	(314)
Effect of state income taxes, net of federal benefit	1,741	1,029	(953)
Adjustment to prior year’s taxes	(206)	(206)	(284)
Deferred tax basis adjustments	(1,496)	1,059	355
Other	(276)	(177)	—

	$15,410	$10,903	$(6,885)

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent and practice to indefinitely reinvest such earnings. At December 31, 2011, the aggregate undistributed earnings of the foreign subsidiaries (including cumulative unrealized currency gains related to previously taxed income) amounted to $11.0 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings because of the complexity of the calculation.

Income or (Loss) from continuing operations before income taxes, as shown in the accompanying consolidated statement of operations, includes the following components (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Domestic	$36,357	$15,855	$(86,383)
Foreign	2,959	2,196	507

Income (loss) before income taxes	$39,316	$18,051	$(85,876)

Uncertain tax positions

During the years ended December 31, 2011, 2010 and 2009, activity related to unrecognized tax benefits was not material. The following table sets forth the amount of unrecognized tax benefits, periods indicated (in thousands):

	Year ended December 31,
	2011	2010	2009
Unrecognized tax benefits at beginning of period	$1,440	$1,440	$214
Increase in current period tax positions	—	—	1,226

Unrecognized tax benefits at end of period	$1,440	$1,440	$1,440

The total amount of interest and penalties recognized related to uncertain tax positions as of December 31, 2011, December 31, 2010 and December 31, 2009 was not material. When applicable, penalties and interest related to income taxes will be classified as part of corporate income tax expense. We do not reasonably expect any significant changes to the total amount of unrecognized tax benefits within 12 months of the reporting date.

Open years for federal and state income tax begin at years 2008 and forward, except for portions of net operating losses utilized from 2000 for federal purposes and 1995 for state purposes, as limited. The open years for the Foreign Subsidiaries are generally two to six years after the return is filed resulting in some open years beginning in 2006 and forward.

Note 8—Other Balance Sheet Information

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
IU International obligations
Pensions and deferred compensation	$9	$9
Other post-employment benefits	2,575	2,741
Workers’ compensation	1,314	1,546
Pension and deferred compensation	15,091	12,178
Fair value of interest rate swap agreements	—	1,792
Liability for unrecognized tax benefits	214	214
Other noncurrent accrued liabilities	1,630	1,723

	$20,833	$20,203

IU International Obligations

The Company has certain obligations resulting from the 1988 acquisition of IU International Corporation (“IU”) that are unrelated to current operations. Such obligations were primarily for employee benefits and workers’ compensation insurance claims. At December 31, 2011 and December 31, 2010, such liabilities totaled $5.1 million and $5.6 million, respectively, of which $1.1 million and $1.3 million were classified as short-term at December 31, 2011 and December 31, 2010, respectively.

Allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance at beginning of period	$2,125	$2,612	$8,273
Additions charged to expense	590	309	(5,447)
Amounts written off	(101)	(800)	(373)
Recoveries credited to allowance	—	—	159
Translation adjustment	(1)	4	—

Balance at end of period	$2,613	$2,125	$2,612

Accrued expenses consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued taxes other than income	$4,590	$4,931
Accrued transition and severance	1,414	1,053
Accrued professional fees	1,228	933
Accrued royalty	446	635
Accrued IU liabilities and other pension	1,114	1,357
Accrued insurance obligation	764	1,348
Accrued interest	9,310	9,884
Liability for customer deposit	—	5,488
Fair value of interest rate swap agreements	391	—
Accrued other	4,688	4,485

	$23,945	$30,114

Note 9—Inventories

Inventories consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Scrap iron and steel	$20,447	$13,096
Goods in transit	24,351	16,892
Spare parts and supplies	11,499	8,676

	$56,297	$38,664

Note 10—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Lives	December 31, 2011	December 31, 2010
Cost:
Land		$1,076	$1,076
Buildings and improvements	10-39 years	23,451	22,597
Machinery and equipment	3-7 years	333,055	284,821
Furniture, fixtures, vehicles, and site preparation	3-10 years	39,561	32,186

Total cost		397,143	340,680
Accumulated depreciation and amortization:
Buildings and improvements		(10,794)	(9,073)
Machinery and equipment		(202,998)	(174,412)
Furniture, fixtures, vehicles, and site preparation		(22,334)	(18,655)

Total accumulated depreciation and amortization		(236,126)	(202,140)

Net property, plant and equipment		$161,017	$138,540

The Company recorded depreciation expense of $47.5 million, $49.3 million and $57.6 million for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Assets under capital leases included in properties at December 31, 2011 and December 31, 2010, approximated $2.2 million and $3.6 million, respectively. Accumulated amortization of assets under capital leases at December 31, 2011 and December 31, 2010 amounted to approximately $0.7 million and $1.2 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.

As of December 31, 2011, the Company had made deposit and progress payments totalling $10.0 million for long lead time equipment which had not yet been completed and delivered. The Company expects to take delivery of the related equipment in 2012. The deposits are included in prepaid and other current assets on the Company’s consolidated balance sheet. The cash flows for the deposits and progress payments are recorded as capital expenditures.

Note 11—Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets consist of the following (in thousands):

	Weighted average remaining amortizable life	December 31, 2011	December 31, 2010
Intangible assets subject to amortization
Environmental permits	21 years	$5,100	$5,100
Customer related intangibles	16 years	181,410	181,587
Unpatented technology	5 years	24,826	24,648
Other identifiable intangible assets	5 years	966	967

Total finite life intangibles		212,302	212,302
Trademarks		225	225

Total identifiable intangible assets		212,527	212,527
Amortization of intangible assets:
Environmental permits		(1,006)	(802)
Customer related intangibles		(44,442)	(35,324)
Unpatented technology		(13,547)	(10,772)
Other identifiable intangible assets		(466)	(334)

		(59,461)	(47,232)

Net identifiable intangibles		153,066	165,295
Goodwill		241,771	242,148

Total intangible assets		$394,837	$407,443

The Company recorded $12.4 million, $12.2 million and $12.2 million of amortization expense for finite lived intangibles for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 respectively. The estimated amortization expense for finite lived intangibles for the next five years is as follows (in thousands):

2012	$12,357
2013	12,357
2014	12,345
2015	12,292
2016	9,647
Thereafter	93,843

$152,841

A portion of the Company’s goodwill and identifiable intangible assets was allocated to its operations outside the United States. The translation adjustment associated with identifiable intangible assets of the Company’s foreign operations decreased net intangible assets by $0.2 million for the year ended December 31, 2011 and decreased net intangible assets by $0.5 million for the year ended December 31, 2010. The following table displays the changes in goodwill for the years indicated (in thousands):

	2011	2010
Balance at beginning of year	$242,148	$242,669
Acquisition	64	155
Contingent payment for previously acquired businesses	200	200
Translation adjustment	(641)	(876)
Impairment charge	—	—

Balance at end of year	$241,771	$242,148

The Company’s goodwill was predominantly created as of January 26, 2007 by the Onex Acquisition. Additional goodwill was created by the acquisitions of Hanson in September 2008, Total Mill Services in May 2010, Keystone Systems Inc. in April 2011, and by contingent payments for previously acquired businesses.

During 2011, the Company did not record any impairment charge related to its goodwill. The Company tested for impairment on October 1, 2011, its annual test date. There were no events that triggered any additional impairment tests during 2011. In testing for impairment, the Company estimates the fair values of its reporting units under the income and market approaches.

The income approach was based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for each reporting unit was estimated using future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A four percent perpetual growth rate was used to arrive at the estimated future terminal value. A discount rate of 11% was used for the Mill Services Group reporting unit, and a discount rate of 13% was used for the Raw Material and Optimization Group reporting unit, both of which were based upon the cost of capital of other comparable companies adjusted for company specific risks.

The market approach was based upon an analysis of valuation metrics for companies comparable to our reporting units. The fair value of the business enterprise value for both reporting units was estimated using a range of EBITDA multiples of market participants. The Company determined the fair value estimate during its testing using the income approach and used the market approach to corroborate the value as determined by the income approach.

In order to validate the reasonableness of the estimated fair values of the reporting units, a reconciliation of the aggregate fair values of all reporting units to market capitalization, using a reasonable control premium as well as reasonable adjustments for the different classes of common stock of the entity and relatively thin trading of the Company’s stock, was performed as of the valuation date. We further validated the reasonableness of the estimated fair values of our reporting units using other valuation metrics that included data from historical transactions as well as published industry analyst reports.

As of December 31, 2011, the Mill Services Group and the Raw Material and Optimization Group have $161.7 million and $80.1 million of goodwill, respectively. The 2011 annual goodwill impairment test indicated that the estimated fair value of the Mill Services Group and the Raw Materials and Optimization Group exceeded their carrying values by approximately 17% and 93%, respectively. The estimates of fair value of a reporting unit under the income approach are based on a discounted cash flow analysis which requires the Company to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If business conditions change or other factors have an adverse effect on our estimates of discounted future cash flows, assumed growth rates or discount rates, future tests of goodwill impairment may result in additional impairment charges.

2009 Goodwill Impairment Charge

During the second quarter of 2009, the Company revised its long-term forecast due to significant changes in expectations at two new customer sites with an existing customer where the Company had anticipated entering into final binding contracts but the expected contracts were not finalized. The resulting significant changes in expectations triggered the requirement to conduct a goodwill impairment test in advance of the annual evaluation date of October 1. During the evaluation, the Company determined that the fair value of the reporting unit was less than its carrying value. The Company recorded a Goodwill Impairment charge of $55.0 million based on its estimate of the excess of the carrying value of the unit over the reporting unit’s fair value.

May 31,	Mill Services Group Segment Goodwill	Fair Value Measurements Using (in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2009	$141,481	$—	$—	$141,481

The 2009 goodwill impairment was determined by estimating the excess of the fair value of the Mill Services Group segment over the fair value of the net assets of the segment and comparing that amount to the carrying value of the goodwill. Despite the significant changes in expected future profits at the two specific locations, the Company continues to provide services to that same customer at other operating sites. The customer has not experienced significant financial difficulty and continues to pay its accounts receivable balances. In performing the interim impairment test in 2009, the Company estimated fair values under the income approach and market approach. In estimating fair value using the income approach in the 2009 interim impairment test, the Company used an after tax discount rate of 14.6% and three percent growth rate to arrive at the estimated future terminal value.

Note 12—Debt

Debt is summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
ABL facility	$—	$—
Bank overdraft facility	—	228
Invoice discounting facility	159	76
Senior secured term loan	157,163	158,812
Senior subordinated notes	223,000	223,000
Series 2008 promissory notes	—	42,155
Loans from noncontrolling interests	5,275	—
Capital equipment leases and installment notes	2,672	2,370

Total indebtedness	$388,269	$426,641

Total indebtedness includes the following line items on the consolidated balance sheets (in thousands):

	December 31, 2011	December 31, 2010
Revolving borrowings	$159	$304
Current portion of long-term debt	3,585	3,185
Long-term debt	379,250	380,997
Indebtedness to related parties	—	42,155
Loans from noncontrolling interests	5,275	—

Total indebtedness	$388,269	$426,641

The Company’s United Kingdom subsidiary had periodic borrowings under an invoice discounting facility and a bank overdraft facility, as well as capital leases for equipment. Under the invoice discounting facility, eligible trade receivables are sold to a third party, but the third party has recourse for receivables that are not collectible. We therefore classify the amount as a revolving borrowing.

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

Asset-Based Revolving Credit Facility

On December 15, 2011, certain subsidiaries of TMS International Corp. (the “Company”), including Tube City IMS Corporation (“TCIMS”) entered into a new 5-year asset-backed multi-currency revolving credit facility (the “ABL Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, J.P. Morgan Europe Limited, as European administrative agent and as European collateral agent and the other agents and lenders party thereto from time to time, to permit borrowing in an aggregate principal amount of up to $350.0 million. The ABL Facility permits borrowings up to $350.0 million by TCIMS and Tube City IMS, LLC (a wholly owned U.S. subsidiary of the Company, collectively the “U.S. Borrowers”), up to $20.0 million by Tube City IMS Canada Limited (a wholly owned Canadian subsidiary of the Company, the “Canadian Borrower”), up to $10.0 million by Hanson Resource Management Limited and Hanson Support Services Limited (each a wholly owned U.K. subsidiary of the

Company and, collectively, the “U.K. Borrowers”) and up to $20.0 million by Tube City IMS France Sud SAS and Tube City IMS France Centre SAS (each a wholly owned French subsidiary of the Company and, collectively, the “French Borrowers” and, together with the U.S. Borrowers, the Canadian Borrowers and the U.K. Borrowers, the “Borrowers”). The ABL Facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $100.0 million.

The ABL Facility replaces TCIMS’ existing asset backed revolving credit facility with Credit Suisse, as administrative agent, The CIT Group/Business Credit Inc., as collateral agent and the other agents and lenders party thereto from time to time (the “Existing ABL Facility”). The Existing ABL Facility was due to expire in 2013 and provided for revolving borrowings in an aggregate principal amount of up to $165.0 million. Certain terms of the ABL Facility are described below, but reference is made to the ABL Facility for complete terms and conditions.

There is no scheduled amortization under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on December 15, 2016. However, if TCIMS’ existing term loan facility, which matures on January 25, 2014, with Credit Suisse, as administrative agent and as collateral agent and the other agents and lenders party thereto from time to time (the “Term Loan Facility”) is outstanding on October 23, 2013, the ABL Facility will mature on such date. Furthermore, if TCIMS’ 9 3/4% Senior Subordinated Notes due February 1, 2015 are outstanding on October 31, 2014, the ABL Facility will mature on such date.

The maximum available commitments under the ABL Facility are based on specified percentages of the value of cash, accounts receivable, inventory, equipment and owned real property, less certain ineligible assets and subject to certain customary reserves as may be determined by the agent.

As of December 31, 2011, the eligible accounts receivable and inventory that comprise the collateral under the ABL facility supported a gross borrowing base of $216.6 million, $133.4 million less than the $350.0 million limit of the facility. At December 31, 2011, there were no outstanding revolving borrowings and $16.1 million letters of credit outstanding against the facility leaving a net available balance of $200.5 million. The Company believes the ABL facility and other sources of liquidity are currently adequate to fund its operations, but is carefully monitoring the global economic environment and its impact on its customers’ procurement volumes, which could affect its liquidity.

The per annum interest rates with respect to loans made under the U.S. dollar and Canadian dollar tranches are, at the option of TCIMS, (1) the U.S. prime rate of JPMorgan Cash Bank, N.A. in effect at its principal office in New York City or the Canadian prime rate of JPMorgan Cash Bank, N.A., Toronto Branch in effect at its principal office in Toronto; in each case plus an applicable margin ranging between 0.5% and 1.25%, as determined based on average historical excess availability under the ABL Facility or (2) the LIBO rate, plus an applicable margin ranging between 1.5% and 2.25%, as determined based on average historical excess availability under the ABL Facility. The per annum interest rates with respect to loans made under the Pound Sterling and Euro tranches are the LIBO rate, plus an applicable margin ranging between 1.5% and 2.25%, as determined based on average historical excess availability under the ABL Facility.

The Borrowers are required to pay a commitment fee in respect of unused commitments equal to either 0.25% or 0.375% per annum determined based on the average historical unused portion of the commitments under the ABL Facility. In addition, the Borrowers pay the agents and issuing banks customary administrative fees and letter of credit fees.

The ABL Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL Facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.

The commitments may be voluntarily reduced or terminated by TCIMS without premium or penalty subject to certain conditions including customary “breakage” costs.

TCIMS, the Company’s other domestic subsidiaries and certain of the Company’s foreign subsidiaries each guarantee the ABL Facility. The ABL Facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the current assets and related intangible assets of the Company’s U.S. subsidiaries located in the U.S., substantially all of the current assets and related intangible assets of the Canadian Borrower located in Canada, substantially all of the current assets and related intangible assets of the U.K. Borrowers located in England and Wales and substantially all of the current assets and related intangible assets of the French Borrowers located in France. The priority of security interests between the lenders under the ABL Facility and the lenders under the Term Loan Facility are governed by an intercreditor agreement.

The ABL Facility contains customary negative covenants, including: (1) limitations on indebtedness; (2) limitations on liens and negative pledges; (3) limitations on investments, loans, advances and acquisitions; (4) limitations on capital expenditures; (5) limitations on dividends and other payments in respect of capital stock and payments or repayments of subordinated debt; (6) limitations on mergers, consolidations, liquidations and dissolutions; (7) limitations on sales of assets; (8) limitations on transactions with stockholders and affiliates; (9) limitations on sale and leaseback transactions; and (10) limitations on changes in lines of business. The credit agreement also contains certain customary affirmative covenants.

During each period commencing when the amount available under the ABL Facility is less than 10.0% of the total commitments under the ABL Facility until the amount available under the ABL Facility has been greater than 10.0% of the total commitments under the ABL Facility for 30 consecutive days, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants and other customary events of default.

Term Loan Facility and Synthetic Letter of Credit Facility

The senior secured credit facilities also include a $165.0 million senior secured term loan credit facility and a $20.0 million senior secured synthetic letter of credit facility, under which $20 million was deposited by lenders to be used to collateralize and/or fund letters of credit under the senior secured term loan facility. At December 31, 2011, there were outstanding $9.3 million of outstanding letters of credit under the senior secured synthetic letter of credit facility.

The per annum interest rate with respect to borrowings under the senior secured term loan credit facility are, at the option of TCIMS, (1) the greater of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.50%; in each case plus an applicable margin of either 1.00% or 1.25% based on our total leverage, or (2) the rate (as adjusted) determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars for one, two, three, six or, if available, nine or twelve months, as selected by us, plus an applicable margin of either 2.00% or 2.25% based on our total leverage. TCIMS also pays a per annum participation fee in respect of amounts on deposit to backstop synthetic letters of credit in an amount equal to the margin applicable to term loans bearing interest as specified in the preceding subclause (2), plus 0.10% . TCIMS also pays a fronting fee of 0.125% per annum with respect to each letter of credit.

At December 31, 2011, the rate of interest applicable to amounts then outstanding under the senior secured term loan credit facility was 2.2963% consisting of the one month Eurodollar deposit rate of .2963 % and an applicable margin of 2.00%.

The senior secured term loan credit facility provides for amortization payments to become due in quarterly installments of $412,500 on the last day of each March, June, September, and December, through December 31, 2013. On January 25, 2014, the senior secured term loan credit facility will mature, and all amounts outstanding thereunder shall be due in full.

The senior secured term loan credit facility contains affirmative and negative covenants, including limitations on dividends and other payments in respect of capital stock, but does not have any financial maintenance covenants. TCIMS is the primary obligor under the senior secured term loan credit facility and the senior secured synthetic letter of credit facility are guaranteed by the Company and its subsidiaries that guarantee the senior secured ABL facility. The obligations are secured by a first priority interest in assets (other than accounts receivable and inventory) of TCIMS and the Company’s subsidiaries that are guarantors and a second priority interest in the accounts receivable and inventory of such entities, subject to certain exceptions and permitted liens.

Senior Subordinated Notes

The senior subordinated notes are an unsecured obligation of TCIMS and are guaranteed by the Company and certain of its subsidiaries. The senior subordinated notes and the related guarantees are subordinated in right of payment to all existing and future senior indebtedness of TCIMS and the guarantors, but senior in right of payment to any future subordinated obligations. Interest on the notes accrues at the rate of 9.75% per annum and is payable semiannually in arrears on February 1 and August 1, and interest payments commenced on August 1, 2007. TCIMS will make each interest payment to the holders of record of these senior subordinated notes on the immediately preceding January 15 and July 15. The senior subordinated notes mature on February 1, 2015.

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

TCIMS may redeem the senior subordinated notes at its option, in whole or in part, at any time on or after February 1, 2011 at the following redemption prices, plus accrued and unpaid interest to the redemption date: (1) 104.875% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs during the period commencing February 1, 2011 and ending January 31, 2012; (2) 102.438% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs during the period commencing February 1, 2012 and ending January 31, 2013; and (3) 100% of the principal amount of the senior subordinated notes redeemed, if the redemption occurs on or after February 1, 2013.

In April 2009, the Company repurchased senior subordinated notes with a face amount of $2.0 million at a unit price of $21.50 which resulted in a pre-tax gain of $1.5 million.

Series 2008 Promissory Notes

The series 2008 promissory notes were an unsecured obligation of the Company which were subordinated in right of payment to all existing and future senior indebtedness of the Company. On April 19, 2011, the Company used a portion of the proceeds of its initial public offering to fully redeem the series 2008 promissory notes. The series 2008 promissory notes had been scheduled to mature on November 26, 2020. Interest on the notes accrued at the rate of 15.0% per annum through November 26, 2009 and 17.5% per annum for the period from November 27, 2009 through November 26, 2010 and at 20.0% from November 27, 2010 through December 31, 2010. Effective January 1, 2011, the series 2008 promissory notes were amended so that the per annum interest rate was reduced to 8.00% per annum from January 1, 2011 forward.

On March 12, 2010, the Company paid $20.4 million to reduce the outstanding balance of series 2008 promissory notes to $37.5 million. At that time, the Company also paid $2.9 million to pay down all the outstanding accrued interest. During the years ended December 31, 2010 and 2009, $4.7 million and $6.6 million, respectively, were paid-in-kind and added to the balance of the series 2008 promissory notes.

The table below summarized the activity and balances of the series 2008 promissory notes and the related accrued interest during the periods indicated (in thousands):

	2011		2010		2009
	2008 Notes principal	2008 Notes accrued interest	2008 Notes principal	2008 Notes accrued interest	2008 Notes principal	2008 Notes accrued interest
Beginning balance	$42,155	$809	$57,923	$972	$13,080	$166
Series 2008 promissory notes issued	—	—	—	—	38,732	—
Interest Expense	—	1,026	—	7,437	—	7,475
Interest paid-in-kind	—	—	4,656	(4,656)	6,611	(6,611)
Repayment of principal and interest	(42,155)	(1,835)	(20,424)	(2,944)	(500)	(58)

Ending balance	$—	$—	$42,155	$809	$57,923	$972

The Company was the issuer of the series 2008 promissory notes and they were reported as indebtedness to related parties on our consolidated balance sheets.

TCIMS has no independent assets or operations. All of its activities are conducted through its wholly owned operating subsidiary, Tube City IMS, LLC. There are no restrictions on the ability of Tube City IMS, LLC to loan or dividend money to Tube City IMS Corporation, and there are no restrictions on the ability of the subsidiaries of Tube City IMS, LLC to dividend and loan money to it. However, the senior secured term loan, the ABL facility and the senior subordinated notes’ indenture limit the ability of TCIMS to pay dividends to the Company.

Capital Leases

From time to time, the Company enters into lease arrangements with unrelated parties to finance the acquisition of equipment used on its job sites. Determinations of whether each arrangement should be treated as a capital or operating lease are made by applying the rules of ASC Topic 840 on accounting for leases.

The following table sets forth the future minimum lease payments as of December 31, 2011, for all capital lease obligations (in thousands):

2012	$510
2013	254
2014	39
2015	—
2016	—

Total minimum lease payments	803
Amount representing interest	(33)

Present value of net minimum lease payments	770
Current maturities	(484)

Long-term capital lease obligation	$286

The Company entered into $0.3 million of new capital leases during each of 2011 and 2010, respectively.

At December 31, 2011, principal due on the Company’s long-term debt and capital leases is as follows: 2012—$3.6 million, 2013—$2.0 million, 2014—$154.0 million, 2015—$223.0 million, 2016—$0.0 and $5.3 million thereafter.

Note 13—Provision for (Recovery of) Bad Debts

In 2008, the Company recorded an $8.8 million provision for bad debt related to a cargo of raw material that was sold to a customer overseas. The customer failed to make payment as scheduled in October 2008. The Company, after pursuing several legal and commercial avenues to obtain payment for the cargo, entered into a new agreement with its original customer pursuant to which it received an initial payment in November 2008 and received a commitment from its customer for additional payments of $2.7 million by May 31, 2009 and $4.1 million by December 31, 2009.

During 2009, the customer honored its agreement to pay trade receivables of $6.8 million due to the Company. The amount of that receivable had been fully reserved as an uncollectible account at December 31, 2008. Accordingly, the $6.8 million reserve was fully recovered in 2009.

Note 14—Derivative Financial Instruments

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

Interest Rate Risk

The term loan facility of TCIMS requires that it enter into an interest rate protection agreement with the resulting effect that at least 50% of its outstanding debt is effectively subject to a fixed or maximum interest rate. Because the senior subordinated notes of TCIMS carry a fixed rate, the Company is not required to enter into any additional agreements to comply with that requirement. However, as part of its overall risk management strategy, the Company attempts to reduce the volatility in cash interest payments associated with variable rate term debt. The Company has entered into interest rate swap agreements swapping its variable rate interest payment for fixed payments to reduce the volatility of cash requirements associated with its variable rate debt. In accordance with the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC, the Company designated its interest rate swaps as cash flow hedges of variable interest payments.

The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction, the incurrence of variable rate interest, occurs. The variable rates and reset dates of the interest rate swap agreements mirror the terms of the associated term debt. Accordingly, the Company expects the hedges to be highly effective in mitigating the underlying risk as long as the principal amount of outstanding term debt exceeds the notional amount of the swap agreements. The Company has hedged a total notional amount of $80.0 million through March 31, 2012.

The Company had the following outstanding interest rate swaps that expired on March 31, 2010 that had been entered into to hedge variable interest payments (notional amounts in thousands):

	Notional Amount	Fixed Rate	Index Rate	Expiration Date
Interest Rate Swap 1	$37,500	5.029%	3 month LIBOR	March 31, 2010
Interest Rate Swap 2	37,500	5.029%	3 month LIBOR	March 31, 2010
Interest Rate Swap 3	45,000	4.013%	3 month LIBOR	March 31, 2010

Total/average	$120,000	4.648%

During 2009, the Company, to continue to hedge variable interest payments, entered into the following interest swaps that became effective as the existing three swaps expired (notional amounts in thousands):

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

The Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC	Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2011	December 31, 2010
Interest rate swaps	Accrued expenses	$391	$—
Interest rate swaps	Other noncurrent liabilities	$—	$1,792

The outstanding interest rate swaps settle on a monthly basis and the Company records interest expense for cash payments it made or owed to its counterparties or records a reduction of interest expense for amounts it receives from or is owed by its counterparties. The Company, at its option, may elect to pay interest on its senior secured term loan facility monthly based on a one month eurodollar deposit rate by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin and, beginning April 1, 2010 the Company has elected to do so. Accordingly, the Company expects that the key terms of the interest rate swaps will match the key terms of the underlying variable rate interest payments over the life of the swap agreements.

The Company recognized the following amounts related to its derivatives (in thousands):

Derivatives designated as Cash Flow Hedges	Amount of gain (loss) recognized in OCI on derivative instruments			Amount of gain (loss) reclassified from accumulated OCI into income (expense)
	Year ended December 31,			Location of loss reclassified from accumulated OCI into expense	Year ended December 31,
	2011	2010	2009		2011	2010	2009
Interest rate swaps	$(144)	$(1,262)	$(1,328)	Interest expense	$(1,006)	$(1,551)	$(2,866)

The amount of gain (loss) recognized in other comprehensive income on derivatives is net of deferred tax benefits of $0.1 million, $0.8 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2012, the Company will make payments or receive proceeds at the end of each reset period under its swap agreements based on the underlying interest rates at the beginning of the period relative to the fixed rates of the swap agreements. Based on anticipated rates, the Company expects that it will reverse a $0.2 million loss out of other comprehensive income, net of tax $0.2 million, and record $0.4 million in interest expense related to the swap agreements.

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

December 31,	Derivative values	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2011	$391	$—	$391	$—

Note 15—Redeemable Preferred Stock and Stockholders’ Deficit

On January 25, 2007 in connection with the Onex Acquisition, the Company sold shares of common and class A preferred stock to Onex for $198.5 million in cash which was used to effectuate the Onex Acquisition and provide additional working capital. The Company also issued shares of common and preferred stock to its managers and directors in exchange for (i) $0.1 million in cash, (ii) shares of TCIMS with a value of $18.6 million and (iii) satisfaction of $1.0 million of liabilities arising from the termination of the Company’s predecessor’s stock option plan. On February 28, 2007 the Company sold additional shares of common and class A preferred stock to its employees and certain other individuals for cash proceeds in the amount of $0.6 million.

Class A Preferred Stock—The Company has 22,000 shares of authorized class A preferred stock with a par value of $0.001. On April 19, 2011, in connection with the Company’s initial public offering, the outstanding shares of class A preferred stock automatically converted into class B common stock. As result of that conversion, there were no shares of class A preferred stock outstanding at December 31, 2011. There were 21,883 shares outstanding at December 31, 2010. The preferred class A stock had an initial liquidation preference of $9,900 per share and carried an 8% accumulating, compounding dividend. Approximately 91% of the class A preferred stock was held by Onex, the Company’s controlling stockholder. Through its controlling interest in the Company’s common stock, Onex could have initiated a call of the preferred shares for the total liquidation value. The total liquidation value included accumulated and unpaid dividends. The Company recorded $7.2 million,

$22.8 million and $21.1 million of accumulated dividends during the years ended December 31, 2011, 2010 and 2009, respectively. The accumulated dividends were recorded as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as an increase in accumulated deficit. On April 13, 2011, the class A preferred stock automatically converted into 23,384,801 shares of class B common stock which was determined based on the then liquidation value of the preferred stock of $304.0 million divided by the initial public offering price of $13.00 per common share.

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

As of December 31, 2011, there were 12,894,333 shares of class A common stock outstanding. There were no shares of class A common stock outstanding at December 31, 2010. After giving retroactive effect to the stock split, at December 31, 2011 and December 31, 2010, there were 26,361,640 and 4,943,992 outstanding shares of class B common stock.

The ability of TCIMS to pay dividends is limited by its senior secured ABL its senior secured term loans and senior notes indenture covenants. Those covenants include limits on TCIMS’s ability to make payments, via dividends or other means, to TMS.

Note 16—Noncontrolling Interest

In 2010, the Company formed a subsidiary. The Company contributed 60% of the initial capital of the subsidiary and a noncontrolling partner contributed 40% of the initial capital. The subsidiary began operating activities in the second quarter of 2011.

In 2011, a noncontrolling partner formed a subsidiary. The Company contributed 75% of the initial capital of the subsidiary and a noncontrolling partner contributed 25% of the initial capital. The subsidiary is expected to begin operating activities in the first quarter of 2012.

Note 17—Stock-Based Compensation

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

The total fair value of the options granted was $3.5 million. The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the performance based options by amortizing each individual tranche over the estimated requisite service period. During 2011, the Company recognized $0.9 million in share based compensation expense related to the Long Term Incentive Plan. The following table shows the grants and forfeitures of options granted under the Long Term Incnentive Plan during 2011. No options vested during 2011.

	Weighted average exercise price per share	Outsanding 12/31/2010	2011		Outsanding 12/31/2011
			Granted	Forfeited
Time based vesting only options	$13.00	—	259,695	(5,700)	253,995
Time based vesting + performance criteria options	$13.00	—	259,695	(5,700)	253,995

Restricted Stock Plan

Effective February 28, 2007, TMS established the TMS International Corp. restricted stock plan and granted 447,228 shares of restricted stock to employees of the Company. On the grant date, 111,807 shares, 25% of the total grant, vested immediately and, so long as the recipients remain actively employed by the Company, the remaining shares were scheduled to vest in even 15% increments on each of the first five anniversary dates of the grant. The Company estimated the restricted shares had a fair value of $0.48 per share on the grant date based on the amount paid for its common stock during the Onex Acquisition. Share based compensation costs for the restricted stock before any modification of the award for the years ended December 3, 2011, 2010 and 2009 were not material.

On April 13, 2011, in connection with the IPO, the Company accelerated the vesting of the 53,105 shares that had not previously vested under the plan. The acceleration of the vesting was a modification of the plan and required that the fair value, which was the initial public offering price of the Company’s common stock, be established on the date of the modification and recorded as an expense. Additionally, on April 13, 2011 the

Company granted 47,180 new restricted shares which vested immediately and accordingly the fair value was immediately recognized in the Company’s results. The Company recognized $1.3 million of share based compensation expense associated with its initial public offering for the acceleration of vesting and the new restricted shares issued based on the initial public offering price of $13.00 per share. Additionally, as of April 19, 2011, the initial public offering date, there were no further restrictions or vesting requirements associated with any amounts granted under the plan and the shares are not distinguishable from other outstanding shares. The following table shows the grants, vesting and forfeitures of restricted stock for the period indicated.

	Balance as of December 31, 2008	Year ended December 31, 2009		Year ended December 31, 2010		Year ended December 31, 2011			Balance of Plan at IPO date
		Vested	Forfeited	Vested	Forfeited	Feb. 28, 2011 vested	Granted	Accelerated Vested
Unvested restricted shares	266,979	(66,745)	(40,308)	(53,309)	(407)	(53,105)	—	(53,105)	—
Vested restricted shares	178,552	66,745	—	53,309	—	53,105	47,180	53,105	451,996

Note 18—Earnings per Share

The calculation of basic earnings per share for each period is based on the weighted-average number of common shares outstanding during the period. All shares issued under the Company’s restricted stock plan are considered outstanding regardless of whether or not vested. Shares forfeited under the plan reduce the outstanding share total. Diluted net income per share is calculated using the weighted-average number of common shares plus potential common shares outstanding during the period, but only to the extent that such potential common shares are dilutive. The Company’s class A preferred stock, including the accumulated dividend thereon, is automatically converted into common stock upon a sale of common shares in an underwritten public offering or a change of control transaction. The number of common shares that would result from that conversion is based upon the price of the shares in an initial public offering which cannot be known until the time of such offering. However, any such conversion would have had an anti-dilutive effect for the periods presented due to the net losses of the Company and therefore is not considered in the diluted earnings per share calculations.

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

	Year ended December 31,
	2011	2010	2009
Basic average common shares outstanding	29,593,776	4,944,193	4,969,192
Dilutive effect of stock options outstanding	2,583	—	—

Diluted average common shares outstanding	29,596,359	4,944,193	4,969,192

Note 19—Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s obligations under its senior secured ABL facility, its senior secured term loan credit facility and capital expenditure loans all have variable interest rates and in management’s opinion, the carrying value approximates fair value at the balance sheet dates. The fair value of the Company’s senior subordinated notes is based on quoted market prices. The fair value of the Company’s series 2008 promissory notes has been estimated based on expected future cash flows relative to current interest rates and yields. The fair value of the Company’s capital equipment leases has been estimated based on future expected cash flows relative to current interest rates.

The fair value compared to the carrying value is summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Carrying value of financial instruments in:
Accrued expenses
Interest rate swaps	$391	—

Long-term debt (includes current portion)
Senior secured term loan	$157,163	$158,812
Senior subordinated notes	223,000	223,000
Series 2008 promissory notes	—	42,155
Capital equipment leases, installment notes and noncontrolling partner loan	7,947	2,370

Total long-term debt	$388,110	$426,337

Other noncurrent liabilities
Interest rate swaps	$—	$1,792

Fair value:
Accrued expenses
Interest rate swaps	$391	—

Long-term debt (includes current portion)
Senior secured term loan	$157,163	$158,812
Senior subordinated notes	224,673	228,575
Series 2008 promissory notes	—	39,020
Capital equipment leases, installment notes and noncontrolling partner loan	7,947	2,370

Total long-term debt	$389,783	$428,777

Other noncurrent liabilities
Interest rate swaps	$—	$1,792

Note 20—Operating Segments

The Company has two reportable operating segments in addition to its administrative group. The services provided under the Mill Services Group segment are performed at the Company’s customers’ sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at the Company’s customers’ sites and are not based on the underlying price of steel. In addition, these contracts typically include tiered pricing structures, with unit prices that increase as volume declines, and/or minimum monthly fees, each of which stabilize the Company’s revenue in the event of volume fluctuations. The services provided to the Company’s customers under this segment include: (i) scrap management and preparation,

(ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales and (iv) surface conditioning. The services provided under the Raw Material and Optimization Group segment include (i) raw materials procurement and logistics and (ii) proprietary software-based raw materials cost optimization.

To measure the operating performance of its segments, the Company uses Adjusted EBITDA, which is earnings before interest, taxes, depreciation and amortization adjusted to exclude certain infrequently occurring non-cash charges including gains arising from debt extinguishment, goodwill impairment charges and recognition of cumulative translation adjustments. The Company uses Adjusted EBITDA to benchmark its performance against expected results, analyze year-over-year trends and to compare operating performance against its competitors.

In 2010, the Company moved certain departments among the reported segment when it moved certain departments between the Mill Services Group and its Administrative segment. In order to reflect the changes made and to maintain comparability of segment information, the amounts for Revenue, Adjusted EBITDA and Depreciation and Amortization have been adjusted for the year ended December 31, 2009 to reflect the current configuration of our operating segments.

As a result of this change, for the year ended December 31, 2009, Revenue decreased $0.3 million for the Raw Material and Optimization Group and increased by the same amount for the Administrative Group. Adjusted EBITDA increased $1.2 million for the Mill Services Group and decreased by the same amount for the Administrative Group.

Information by reportable segment is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenue
Mill Services Group	$663,110	$536,315	$377,824
Raw Material and Optimization Group	1,998,313	1,494,257	920,239
Administrative(1)	48	58	276

	$2,661,471	$2,030,630	$1,298,339

Adjusted Earnings before interest, taxes, depreciation and amortization
Mill Services Group	$117,511	$111,354	$79,279
Raw Material and Optimization Group	51,044	41,994	31,655
Administrative(2)	(34,514)	(33,428)	(24,927)

	$134,041	$119,920	$86,007

Depreciation and amortization
Mill Services Group	$51,153	$53,049	$61,037
Raw Material and Optimization Group	429	421	515
Administrative	8,312	8,038	8,208

	$59,894	$61,508	$69,760

	December 31, 2011	December 31, 2010
Total Assets
Mill Services Group	$568,530	$516,155
Raw Material and Optimization Group	351,291	287,450
Administrative(3)	146,174	75,300

	$1,065,995	$878,905

Goodwill(4)
Mill Services Group	$161,653	$162,294
Raw Material and Optimization Group	80,118	79,854

	$241,771	$242,148

(1)	From time to time, the Company will generate revenue from miscellaneous activities not associated with either of its operating segments. Such revenue is included within the Administrative group and is not material to the Company’s total revenue.
(2)	Administrative costs include support costs that the Company does not allocate to other reportable segments because they are not considered by the Company to be directly related to the ongoing business activities of its other reportable segments.
(3)	Administrative assets consist principally of the following: in 2011 and 2010—cash, prepaid expenses, deferred financing costs, cash surrender value of officer life insurance and the Glassport, PA administrative office building, furniture and fixtures.
(4)	Mill Services Group goodwill consists of $216.6 of gross goodwill less $55.0 million of accumulated impairments. There are no accumulated impairments associated with the Raw Material and Optimization Group goodwill.

	Year ended December 31,
	2011	2010	2009
Capital Expenditures
Mill Services Group	$79,857	$39,451	$36,569
Raw Material and Optimization Group	430	—	—
Administrative	2,789	365	1,066

	$83,076	$39,816	$37,635

Revenue by geographic region is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenue
Domestic	$2,446,191	$1,756,619	$995,655
Canada	52,329	26,534	16,236
Europe	99,952	136,827	183,730
Central & South America	21,979	18,113	13,100
Asia	41,020	92,537	89,618

Total Foreign	215,280	274,011	302,684

	$2,661,471	$2,030,630	$1,298,339

Percentage of total revenue contributed by each class of service:

	Year ended December 31,
	2011	2010	2009
Mill Services Group	24.9%	26.4%	29.1%
Raw Material and Optimization Group	75.1%	73.6%	70.9%

	100.0%	100.0%	100.0%

The Company recorded $7.8 million, $5.8 million and $2.4 million of intersegment revenue from the Mill Services Group to the Raw Material and Optimization Group for the years ended December 31, 2011, 2010 and 2009, respectively. These sales were recorded at a transfer price that approximated the mid-point between cost and market. Those sales have been eliminated in the revenues reported by segment.

Revenue by type of services provided is as follows (in millions):

	Years ended December 31,
	2011	2010	2009
Mill Services Group
Slag processing, Metal Recovery and Sales	$319.1	$259.6	$205.5
Scrap Management and Scrap Preparation	254.8	184.9	102.0
Semi-finished and Finished Material handling/Product handling	43.1	57.7	45.4
Surface Conditioning	30.9	24.7	14.6
Others	15.2	9.4	10.3

	$663.1	$536.3	$377.8

Raw Material and Optimization Group
Raw Materials Procurement	$1,991.7	$1,487.4	$913.1
Raw Materials Optimization	6.6	6.9	7.1

	$1,998.3	$1,494.3	$920.2

Revenue from each of two customers exceeded 10% of total revenue for at least one of the periods presented. Revenue by segment from that customer is as follows (in thousands):

	Customer 1	Customer 2	Aggregate Percentage of Total Revenue
Year Ended December 31, 2011
Mill Services Group	$272,754	$25,216	11.2%
Raw Material and Optimization Group	456,566	288,153	28.0%
Year Ended December 31, 2010
Mill Services Group	221,875	27,673	12.3%
Raw Material and Optimization Group	429,025	171,609	29.6%
Year Ended December 31, 2009
Mill Services Group	139,066	18,780	12.2%
Raw Material and Optimization Group	187,076	60,186	19.0%

Reconciliation of income (loss) before income taxes to earnings before interest, taxes, depreciation and amortization and adjusted EBITDA is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Income (loss) before income taxes	$39,316	$18,051	$(85,876)
Plus:
Depreciation and amortization	59,894	61,508	69,760
Interest expense, net	32,201	40,361	44,825

Earnings before interest, taxes depreciation and amortization	131,411	119,920	28,709
Goodwill impairment	—	—	55,000
Loss (gain) on early extinguishment of debt	581	—	(1,505)
Recognition of cumulative translation adjustment	—	—	1,560
Share based compensation associated with the IPO	1,304	—	—
Provision for Transition Agreement	745	—	2,243

Adjusted EBITDA	$134,041	$119,920	$86,007

Long-lived assets located outside the United States amounted to approximately 21% and 18% of total long-lived assets at December 31, 2011 and December 31, 2010, respectively.

Note 21—Significant Customers and Concentration of Credit Risk

The Company grants credit to its customers, which are principally engaged in the manufacture and processing of ferrous and nonferrous metal products. In 2011, each of two customers exceeded 10% of Total Revenue. In 2010 and 2009, one customer of the Company exceeded 10% of Total Revenue. Revenue and percentage of gross revenue from those customersis as follows (in millions):

	Customer 1		Customer 2
		Percentage of Consolidated Gross Revenue		Percentage of Consolidated Gross Revenue
Year ended December 31, 2011	$722.5	27.1%	$313.7	11.8%
Year ended December 31, 2010	$650.9	32.1%	$199.6	9.8%
Year ended December 31, 2009	$326.1	25.1%	$79.0	6.1%

At December 31, 2011, Customer 1 from the table above accounted for $81.3 million of the Company’s receivables, and Customer 2 accounted for $42.9 million of the Company’s receivables. The Company reviews customers’ credit lines periodically and will, from time to time, require collateral in the form of deposits, accounts receivable puts, letters of credit, or credit insurance arrangements based on its assessment of individual customer’s credit worthiness.

The Company conducts business primarily in the United States. It also has customers in Canada and Asia and services mills in France, Belgium, Slovakia, Serbia, the United Kingdom, Mexico, Trinidad, and the United Arab Emirates.

Note 22—Retirement Plans

The Company has several non-contributory defined benefit pension plans covering certain salaried and hourly employees. The plans provide pension benefits that are based on varying levels of service and compensation. Assets of the plans are principally common stocks, fixed income securities and cash equivalents. The Company’s contributions are based on funding standards established by the Employee Retirement Income Security Act (ERISA) of 1974.

Information on the Company’s defined benefit plans are as follows (in thousands):

United States Plans:
	December 31, 2011	December 31, 2010
Change in benefit obligations:
Benefit obligations at beginning of period	$21,192	$19,266
Service cost	—	—
Interest cost	1,040	1,110
Net actuarial losses	1,066	2,194
Benefits paid	(1,330)	(1,378)

Benefit obligations at end of period	$21,968	$21,192

Change in plan assets:
Fair value of plan assets at beginning of year	$15,880	$14,038
Actual return on assets	107	1,425
Employer contributions	825	1,924
Benefits paid	(1,330)	(1,378)
Plan expenses	(50)	(129)

Fair value of plan assets at end of year	$15,432	$15,880

Net accrued pension cost	$(6,536)	$(5,312)

Canadian Plans:
	December 31, 2011	December 31, 2010
Change in benefit obligations:
Benefit obligations at beginning of period	$4,044	$3,075
Service cost	181	125
Interest cost	248	220
Net actuarial losses	133	760
Benefits paid	(81)	(297)
Translation adjustment	(90)	161

Benefit obligations at end of period	$4,435	$4,044

Change in plan assets:
Fair value of plan assets at beginning of year	$3,722	$3,205
Actual return on assets	(327)	249
Employer contributions	385	401
Benefits paid	(81)	(297)
Translation adjustment	(64)	164

Fair value of plan assets at end of year	3,635	3,722

Net accrued pension cost	$(800)	$(322)

The accumulated other comprehensive income balances at the dates indicated include the following amounts (in thousands) related to the Company’s defined benefit pension plans:

United States Plans:
	December 31, 2011	December 31, 2010
Net actuarial (loss)	$(10,340)	$(8,363)
Canadian Plans:
	December 31, 2011	December 31, 2010
Net actuarial (loss)	$(1,038)	$(360)
Prior service cost	(89)	(99)

	$(1,127)	$(459)

For the years ended December 31, 2011, 2010 and 2009, the Company charged $2.7 million, $2.8 million and $0.8 million, respectively, of net actuarial losses to other comprehensive loss before any tax effect.

Accumulated benefit obligations for all plans at December 31, 2011 and December 31, 2010 were $26.1 million and $25.0 million, respectively. Except for one Canadian plan, the formulas used to determine the benefits under the Company’s defined benefit plans are not predicated on future salaries of the participants. Accordingly, for those plans, the projected benefit obligations are equal to the accumulated benefit obligations. For the one Canadian plan where the benefit formula depends on the future salaries of plan participants, the effect of projected future salary increases was $0.3 million as of December 31, 2011 and $0.2 million as of December 31, 2010.

Amounts recognized in the balance sheet at the following dates consist of (in thousands):

Other non-current liabilities:
	December 31, 2011	December 31, 2010
United States Plan	$(6,536)	$(5,312)
Canadian Plans	(800)	(322)
Total	$(7,336)	$(5,634)

The benefit obligations of each of the Company’s U.S. defined benefit plans exceeded the plan’s assets at December 31, 2011 and December 31, 2010. The benefit obligations for each of the Company’s Canadian defined benefit plans exceeded the plan assets at December 31, 2011and December 31, 2010.

Net periodic pension cost (income) for defined benefit plans includes the following (in thousands):

United States Plans:
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Service cost	$—	$—	$—
Interest cost	1,040	1,110	1,106
Expected return on plan assets	(1,518)	(1,426)	(1,476)
Net amortization and deferral	550	219	1

Net periodic pension income	$72	$(97)	$(369)

Canadian Plans:
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Service cost	$181	$125	$92
Interest cost	248	220	186
Expected return on plan assets	(238)	(199)	(150)
Net amortization and deferral	5	2	1

Net periodic pension cost	$196	$148	$129

The Company’s retirement plans committee is responsible for the plans’ investment policy and strategy. The plan’s investment policy and strategy is to provide for growth of capital with a moderate level of risk by investing assets according to pre-determined asset allocations. The retirement plans committee has issued asset diversification guidelines to the third-party managers of plan assets. Such guidelines include a range of acceptable allocations as follows:

Asset Class	Low	Target	High
Equity securities	25%	40%	55%
Debt securities	35%	50%	65%
Short-term investments	0%	10%	20%

Eligible investments can include certain derivative instruments, including, but not limited to, futures contracts, options, forwards, interest rate swaps, floors and caps. Such investments, however, may be used only for risk management purposes and may not be used for speculative purposes.

On December 31, 2011, the U.S. Plans’ assets were comprised of the following (in thousands):

Asset Category	Total	Fair Value Measurements at December 31, 2011
		Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & other short term	$729	$729	$—	$—
Exchange traded equity funds
U.S. large-cap	4,734	4,734	—	—
U.S. small-cap	463	463	—	—
International	1,006	1,006	—	—
Emerging markets	499	499	—	—
Other mutual and exchange traded funds	142	142	—	—
Bonds and Notes
Corporate obligations	3,871	3,871	—	—
U.S. Government agency bonds and notes	3,934	3,934	—	—
Foreign bonds and notes	54	54	—	—

Total	$15,432	$15,432	$—	$—

The plans’ investments include investments in mutual and exchange traded funds for which there is active trading in known exchanges and quoted prices for each fund in which the plan is invested. Investments also include investments in bonds and notes of both corporate and government agency issue which are also actively traded in known exchanges. Accordingly, these funds are included in Level 1.

On December 31, 2011, the Canadian Plans’ assets were comprised of the following (in thousands):

Asset Category	Total	Fair Value Measurements at December 31, 2011
		Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balanced Growth Fund	$3,635	$3,635	$—	$—

The Canadian plans are invested in a single balanced fund that is actively quoted, bought and sold daily in known exchanges. The fund is for institutional rather than individual investors, but is open to new institutional investors. As of December 31, 2011, the funds underlying investments were in Canadian equities (31%), U.S. equities (17%), other international equities (14%) notes and bonds (26%) and cash and other short term investments (12%).

The key assumptions used in accounting for the Company’s defined benefit plans were:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Discount rate to determine actuarial value of projected benefit for:
United States Plans	4.50%	5.10%	5.75%
Canadian Plans	5.45%	5.80%	7.00%
Expected annual long-term rate of return on plan assets:
United States Plans	8.50%	8.50%	8.50%
Canadian Plans	6.00%	6.00%	6.25%
Expected rate of increase in compensation:
Canadian Plans	4.00%	4.00%	4.00%

The expected long-term rate of return for the plans’ assets is based upon the expected return for each of the asset categories noted above. Expected long-term returns for equity securities are approximately 10%—11%, returns on fixed income and short-term investments are expected to average 4%—6% over the long-term.

Estimated contributions to be made in 2012 are $1.2 million, which consist primarily of minimum contributions required by ERISA regulations and Canadian government agencies. Estimated benefit payments over the next five years are: 2012—$1.5 million, 2013—$1.3 million, 2014—$2.0 million, 2015—$1.5 million and 2016—$1.5 million. Aggregate benefit payments for the five years from 2017 through 2021 are estimated at $9.4 million.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. The Company reinstituted its contributions to its defined contribution plan for salaried employees on January 1, 2010 after having suspended contributions during the last 9 1/2 months of 2009. Costs for these plans amounted to approximately $3.0 million, $2.6 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company participates in several multiemployer defined benefit pension plans in accordance with the terms of various collective bargaining agreements. Generally, the Company’s obligations for such plans is limited to making contributions to those plans in the amounts and at the times specified in the collective bargaining agreements. There is no requirement for the Company to provide additional funding to make up for plan shortfalls which could arise for a variety of reasons. However, if the Company were to withdraw from certain plans it may be subject to a negotiated settlement with the plan related to such withdraw. Annual costs for these plans amounted to $5.3 million, $4.9 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred $2.7 million, $2.5 million and $2.4 million, respectively, of costs related to contributions to the Midwest Operating Engineers Pension Trust Fund (EIN # 36-6140097). The fund’s plan year ends on March 31 and for the year ended March 31, 2011 it received over $126 million in contributions from participating employers. The Company’s contributions to the plan have been less than 5% of the total contributions to the plan for each of the last 3 plan years. Under ERISA, as amended by the Pension Protection Act of 2006, the plan was certified to be in the “yellow zone” for the plan year beginning April 1, 2009. However, the trustees of the plan, pursuant to the Worker, Retiree and Employer Recovery Act of 2008, elected to freeze the status based on the 2008 certification (safe status) For the plan years beginning April 1, 2010 and 2011, the plan was certified to be in the “green zone”. The Company participates in that plan based on a collective bargaining agreements that covers approximately 185 employees that expires on April 30, 2012 and on a collective bargaining agreement that covers 8 people that expires on December 31, 2013. The Company contributed less than $1.0 million to each of the other of the multiemployer defined benefit pension plans in which it participates.

The Company also participates in several defined contribution multiemployer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Annual costs for these plans amounted to approximately $7.1 million, $6.6 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011 The Company’s largest contribution to a health and welfare plan consisted of $3.6 million contributed to the Midwest Operating Engineers Retiree Medical Savings Plan, a defined contribution plan. The Company contributed less than $1.0 million to each of the other multiemployer health and welfare benefit plan in which it participates.

At December 31, 2011, approximately 45% of the Company’s North American workforce was represented by various unions. Labor agreements with these unions expire periodically from March 2012 through April 2016. Approximately 18% of our North American hourly employees are covered by collective bargaining agreements that expire in 2012.

The Company has several defined benefit post-employment plans that provide varying amounts of medical and death benefits, primarily to retired employees. The plans are not funded; the Company pays post-employment benefits as required for individual participants.

The following is a detail of the net post-employment benefits other than pension expense for the Company (in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Service cost	$269	$192	$134
Interest cost	330	345	313
Amortization of unrecognized actuarial loss (gain)	(60)	11	(29)

Net periodic cost	$430	$548	$418

The following sets forth the changes in the benefit obligations during the periods and reconciles the funded status of the post-employment health care plans with the amounts recognized in the consolidated balance sheets (in thousands). The post-employment plans are unfunded:

	December 31, 2011	December 31, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$6,620	$5,512
Service cost	269	192
Interest cost	330	345
Net actuarial loss	263	903
Benefits paid	(325)	(335)
Plan participant contributions	5	3

Benefit obligations at end of period	$7,162	$6,620
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	320	332
Participant contributions	5	3
Benefits paid	(325)	(335)

Fair value of plan assets at end of year	$—	$—

Net accrued benefit cost	$(7,162)	$(6,620)

The accumulated other comprehensive income balances at the dates indicated include the following amounts (in thousands) related to the Company’s other post-retirement benefit plans:

	December 31, 2011	December 31, 2010
Net actuarial loss	$(702)	$(499)

Post-employment benefit obligations are included in the following balance sheet accounts (in thousands):

	December 31, 2011	December 31, 2010
Salaries, wages and related benefits	$529	$566
Other noncurrent liabilities	6,633	6,054

Total post-employment liabilities	$7,162	$6,620

Included in the accrued post-employment benefit obligation at December 31, 2011 and December 31, 2010 were $3.0 million of post-employment obligations of IU International, an affiliate of the Company’s predecessor from whom the Company had assumed certain liabilities.

Assumptions used in accounting for the post-employment health care benefit plans were as follows for the periods ended:

	December 31, 2011	December 31, 2010
Weighted average discount rate	4.50%	5.10%
Health care cost trend rate assumed for next year	9.00%	9.50%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Assumed health care cost trend rates can have a significant direct effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2011 (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$45	$(40)
Effect on post-employment benefit obligation	$418	$(376)

Note 23—Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash paid during the period for:
Interest	$30,284	$33,521	$35,383
Income taxes	1,854	3,266	2,461
Non-cash investing and financing activities:
Financed equipment acquisitions:
Change in property, plant and equipment	182	322	1,343
Change in current liabilities	72	72	479
Change in long term debt	254	250	864
Financed insurance premiums:
Change in prepaid and other current assets	1,862	1,467	631
Change in current liabilities	1,862	1,467	631
Change in noncurrent assets	583	—	—
Change in long term debt	583	—	—

Amortization in the consolidated statement of cash flows includes amortization of non-cash interest costs, deferred charges and certain intangibles.

Note 24—Commitments and Contingencies

The Company leases certain equipment, primarily machinery and equipment, under non-cancelable operating leases, which expire at various dates through the year 2016. Leases generally include end of term options that allow for return of the equipment, lease renewal for additional periods or purchase of the equipment at its then fair value. Rent expense was $2.4 in 2011, $2.7 million in 2010, and $2.8 million in 2009. At December 31, 2011, the Company had commitments for capital additions totaling $47.3 million.

Future minimum lease payments due under non-cancelable operating leases subsequent to December 31, 2011 are as follows (in thousands):

2012	$2,445
2013	2,260
2014	1,567
2015	1,298
2016	685
Thereafter	1

$8,256

Two non-operating subsidiaries of the Company’s predecessor, along with a landfill and waste management business, were spun off to stockholders in October 2002. The two former subsidiaries were subject to asbestos-related personal injury claims. Management believes that the Company has no obligation for asbestos-related claims regarding the spun-off subsidiaries. In addition, the Company has been named as a defendant in certain asbestos-related claims relating to lines of business that were discontinued over 20 years ago. Management believes that the Company is sufficiently protected by insurance with respect to these asbestos-related claims related to these former lines of business, and management does not believe that the ultimate outcome will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company is a party to lawsuits, litigation and proceedings arising in the normal course of business, including, but not limited to regulatory, commercial and personal injury matters. While the precise amount of loss, if any, is not presently determinable, the Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. These termination benefits will be accounted for when it becomes probable that the event giving rise to the termination benefit will transpire. The aggregate commitment for such potential future benefits at December 31, 2011 was approximately $9.8 million.

Note 25—Gain on Disposition of Property, Plant and Equipment

From time to time, the Company disposes of property, plant and equipment that is in excess of its operating needs or is replaced for efficiency of operations. The Company records the net gain or loss on disposition of property, plant and equipment as a component of Selling, General and Administrative Expenses. In 2011, the Company recorded a net loss of $0.3 million. In 2010, the Company recorded a net gain of $0.4 million. In 2009, the Company recorded a net gain of $0.3 million.

Note 26—Related Party Transactions

The Company’s series 2008 promissory notes were issued to Onex and to members of the Company’s board of directors, senior management team and certain other employees who also have an equity interest in the Company. They earned interest on those notes totaling $1.0 million, $7.4 million and $7.5 million during 2011, 2010 and 2009, respectively.

The Company incurred management fees to an affiliate of its majority owners, Onex Partners II LP, totaling approximately $1.0 million in each of 2011, 2010 and 2009.

Note 27—Commercial Arbitration Award

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

During 2011, the Company credited $6.3 million against the arbitration award for the value of scrap commodities transferred to the Company by the purchaser in lieu of cash payments. Because the arbitration award was based on lost profits, the Company recorded these amounts as service revenue.

During 2011, the Company incurred $1.0 million of contingent legal fees which was recognized as selling, general and administrative expense.

Note 28—Selected Interim Financial Data—Unaudited and Quarterly Trends

Selected Interim Financial Data—Unaudited

(dollars in thousands, except per share data)

	Three months ended				Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total Revenue	$617,546	$709,214	$670,751	$663,960	$454,126	$477,984	$627,847	$470,673
Income from operations	16,389	18,660	17,305	19,744	14,098	15,053	19,387	9,874
Income (loss) before taxes	7,983	10,868	9,398	11,067	4,586	5,529	9,567	(1,631)
Net income (loss)	5,617	6,371	5,701	6,217	2,526	2,046	5,224	(2,648)
Net income (loss) attributable to common stockholders	6,149	6,505	4,500	322	(3,400)	(3,762)	(407)	(8,107)
Net (loss) income per diluted share	0.16	0.17	0.13	0.07	(0.69)	(0.76)	(0.08)	(1.64)