Form 10-Q
period 2012-03-31
TMS International Corp.
filed 2012-05-08
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

        For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated file  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

13,002,519 shares of Class A Common Stock, $0.001 par value per share, and 26,253,454 shares of Class B Common Stock, $0.001 par value per share, were outstanding as of the close of business on May 3, 2012.

i

Explanatory Note

Unless the context otherwise indicates or requires, as used in this report for the quarterly period ended March 31, 2012 (the “Quarterly Report”), references to:

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

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Quarter ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenue:
Revenue from Sale of Materials	$612,659	$551,953
Service Revenue	134,299	112,007

Total Revenue	746,958	663,960
Costs and Expenses:
Cost of Raw Materials Shipments	591,058	528,726
Site Operating Costs	101,846	84,564
Selling, General and Administrative Expenses	17,261	16,065
Depreciation	13,166	11,799
Amortization	3,053	3,062

Total Costs and Expenses	726,384	644,216
Income from Operations	20,574	19,744
Interest Expense, Net	(8,101)	(8,677)
Loss on Early Extinguishment of debt	(12,300)	—

Income Before Income Taxes	173	11,067
Income Tax Expense	(60)	(4,850)

Net Income	113	6,217
Net loss attributable to noncontrolling interests	298	—
Accretion on preferred stock	—	(5,895)

Net income attributable to TMS International Corp. common stock	$411	$322

Net Income per Share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
Average Common Shares Outstanding:
Basic	39,255,973	4,943,992
Diluted	39,255,973	4,943,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

	TMS International		Noncontrolling Interests		Total
	Quarter ended March 31		Quarter ended March 31		Quarter ended March 31
	2012	2011	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$411	$6,217	$(298)	$—	$113	$6,217

Other comprehensive income, net of tax:
Changes in foreign currency translation	4,359	5,164	102	—	4,461	5,164
Net unrecognized gains on derivatives	240	195	—	—	240	195

Total other comprehensive income, net of tax	4,599	5,359	102	—	4,701	5,359

Comprehensive income (loss)	$5,010	$11,576	$(196)	$—	$4,814	$11,576

The accompanying notes are an integral part of the consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,476	$108,830
Accounts receivable, net of allowance for doubtful accounts of $2,831 and $2,613, respectively	339,567	292,546
Inventories	70,554	56,297
Prepaid and other current assets	29,656	31,041
Deferred tax asset	7,170	7,114

Total current assets	462,423	495,828
Property, plant and equipment, net	179,500	161,017
Deferred financing costs, net of accumulated amortization of $337 and $9,517, respectively	11,250	10,638
Goodwill	242,748	241,771
Other intangibles, net of accumulated amortization of $62,665 and $59,461, respectively	150,625	153,066
Other noncurrent assets	4,005	3,675

Total assets	$1,050,551	$1,065,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$272,023	$225,999
Accounts payable overdraft	50,698	47,817
Salaries, wages and related benefits	23,842	28,105
Accrued expenses	14,390	24,340
Revolving bank borrowings	25,302	159
Current portion of long-term debt	4,669	3,585

Total current liabilities	390,924	330,005
Long-term debt	294,478	379,250
Loans from noncontrolling interests	7,193	5,275
Deferred tax liability	55,036	53,791
Other noncurrent liabilities	20,906	20,833

Total liabilities	768,537	789,154
Stockholders’ equity:
Class A Common Stock; 200,000,000 shares authorized, $0.001 par value per share; 12,933,680 and 12,894,333 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	13	13
Class B Common Stock; 30,000,000 shares authorized, $0.001 par value per share; 26,322,293 and 26,361,640 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	26	26
Capital in excess of par value	434,736	434,841
Accumulated deficit	(147,821)	(148,232)
Accumulated other comprehensive loss	(6,476)	(11,075)

Total TMS International Corp. stockholders’ equity	280,478	275,573
Noncontrolling interests	1,536	1,268

Total stockholders’ equity	282,014	276,841

Total liabilities and stockholders’ equity	$1,050,551	$1,065,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except share and per share data)

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$113	$6,217
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and Amortization	16,219	14,861
Amortization of deferred financing costs and original issue discount	747	617
Deferred income tax	(4)	2,176
Provision for bad debts	226	12
Gain on the disposal of equipment	(165)	(36)
Non cash share based compensation cost	322	9
Loss on early extinguishment of debt	12,300	—
Increase (decrease) from changes in:
Accounts receivable	(47,247)	(77,094)
Inventories	(14,257)	(20,118)
Prepaid and other current assets	5,604	3,158
Other noncurrent assets	(348)	423
Accounts payable and cash overdraft	48,905	100,108
Accrued expenses	(14,227)	(14,357)
Other noncurrent liabilities	99	159
Other, net	1,735	948

Net cash provided by operating activities	10,022	17,083

Cash flows from investing activities:
Capital Expenditures	(33,224)	(11,728)
Proceeds from sale of equipment	271	191
Contingent payment for acquired business	(131)	(337)
Cash flows related to IU International, net	(27)	(229)

Net cash used in investing activities	(33,111)	(12,103)

Cash flows from financing activities:
Revolving credit facility borrowing (repayments), net	25,142	189
Borrowings from noncontrolling interests	1,917	—
Repayment of debt	(380,732)	(1,081)
Proceeds from debt issuance, net of original issue discount	297,000	—
Contributions from noncontrolling interest	269	—
Payments to acquire noncontrolling interest	(231)	—
Debt issuance and termination fees	(13,630)	—

Net cash used in financing activities	(70,265)	(892)

Cash and cash equivalents:
Net (decrease) increase in cash	(93,354)	4,088
Cash at beginning of period	108,830	49,492

Cash at end of period	$15,476	$53,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

(unaudited)

	TMS International Corp.
	Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, December 31, 2010	—	4,943,992	4,943,992
Share-based compensation costs	—	—	—
Accumulating dividend on class A preferred stock	—	—	—
Net income	—	—	—
Other comprehensive income	—	—	—

Balances, March 31, 2011	—	4,943,992	4,943,992

	TMS International Corp.
	Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, December 31, 2011	12,894,333	26,361,640	39,255,973
Share-based compensation costs	—	—	—
Conversion of shares	39,347	(39,347)	—
(Acquisition of ) Investment by noncontrolling interest	—	—	—
Net income (loss)	—	—	—
Other comprehensive income	—	—	—

Balances, March 31, 2012	12,933,680	26,322,293	39,255,973

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

(unaudited)

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Amount	Class B Amount
Balances, December 31, 2010	$—	$—	$—	$(165,717)	$(5,502)	$(171,219)	$266	$(170,953)
Share-based compensation costs	—	—	9	—	—	9	—	9
Accumulating dividend on class A preferred stock	—	—	(9)	(5,886)	—	(5,895)	—	(5,895)
Net income	—	—	—	6,217	—	6,217	—	6,217
Other comprehensive income	—	—	—	—	5,359	5,359	—	5,359

Balances, March 31, 2011	$—	$—	$—	$(165,386)	$(143)	$(165,529)	$266	$(165,263)

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Amount	Class B Amount
Balances, December 31, 2011	$13	$26	$434,841	$(148,232)	$(11,075)	$275,573	$1,268	$276,841
Share-based compensation costs	—	—	321	—	—	321	—	321
Conversion of shares	—	—	—	—	—	—	—	—
(Acquisition of) Investment by noncontrolling interest	—	—	(426)	—	—	(426)	464	38
Net income (loss)	—	—	—	411	—	411	(298)	113
Other comprehensive income	—	—	—	—	4,599	4,599	102	4,701

Balances, March 31, 2012	$13	$26	$434,736	$(147,821)	$(6,476)	$280,478	$1,536	$282,014

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1—Nature of Operations

TMS International Corp. ( the “Company”) through its subsidiaries, including TCIMS, is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at 82 customer sites in eleven countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for future periods. In the three-month period ending March 31, 2011, the Company recorded $1.0 million of Revenue from the Sale of Materials and a $0.8 million credit to Cost of Raw Materials Shipments related to certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature.

In April 2011, the Company completed an initial public offering. In connection with this offering;

•

the Company amended and restated its certificate of incorporation to create two classes of common stock: Class A Common Stock and Class B Common Stock. Each share of common stock outstanding at the time the amended and restated certificate of incorporation was filed was converted in to one share of Class B Common Stock.

•	the Company effectuated a 207.4307-for-one stock split of its common stock on April 13, 2011. The stock split has been retroactively reflected in these consolidated financial statements;

•	the Company’s outstanding class A preferred stock automatically converted into Class B Common Stock;

•	the Company granted 47,180 shares of Class B Common Stock under its Restricted Stock Plan;

•	the Company initially sold 9,200,000 shares of Class A Common Stock and subsequently sold 1,680,000 shares of Class A Common Stock pursuant to an underwriters’ overallotment option; and

•	the stockholders of the Company sold 2,000,000 shares of Class B Common Stock, which converted to Class A Common Stock upon sale.

As a result of the activity in connection with the initial public offering, as of April 19, 2011, the Company had outstanding 39,255,973 shares of common stock. As of May 3, 2012, the 39,255,973 shares of common stock remained outstanding with 13,002,519 shares designated as Class A Common Stock and 26,253,454 shares designated as Class B Common Stock.

Offering details and proceeds

On April 19, 2011, the Company closed an initial public offering selling 9,200,000 Class A Common Shares at $13.00 per share. The Company received $111.8 million in net proceeds after deducting the underwriters’ commission. In the same initial public offering the Company’s existing stockholders also sold 2,000,000 shares of Class B Common Stock, which converted to Class A Common Stock upon sale, at $13.00 per share. On

April 29, 2011, the Company sold an additional 1,680,000 Class A Common Shares at $13.00 per share, generating an additional $20.4 million as the Company’s underwriters exercised their overallotment option. Additionally, the Company incurred $3.5 million of expenses as a direct result of the initial public offering, which reduced the net proceeds available for use. The Company used $44.0 million of proceeds from the initial public offering to pay off in full its obligations under the Series 2008 promissory notes. The remaining proceeds have been used or are being held for general corporate purposes, including contributing to the repayment of TCIMS’ prior Term Loan and senior notes in April 2012 (as further described below in Note 6), and funding capital expenditures for new contracts.

Amendment to certificate of incorporation and stock split

On April 5, 2011, prior to its initial public offering, the Company amended and restated its certificate of incorporation creating two classes of common stock: Class A Common Stock and Class B Common Stock. The Company’s previously outstanding shares of common stock, including those issued under the Company’s Restricted Stock Plan, were converted into shares of Class B Common Stock. The Company’s amended and restated certificate of incorporation also provided for a stock split to occur on the date of pricing of the Company’s initial public offering. The Company priced the initial public offering on April 13, 2011 at $13.00 per share and effectuated a 207.4307-for-one stock split of the Class B Common Stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

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

Long Term Incentive Plan

Also in connection with the IPO, the Company established its Long Term Incentive Plan and reserved 1,558,170 shares for issuance under that Plan. On April 13, 2011, the Company awarded options to purchase 519,390 shares of Class A Common Stock, subject to vesting conditions, at an exercise price of $13.00 per share, the public offering price.

The balance sheet as of December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all the notes required by GAAP for complete financial statements.

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

	Quarter ended March 31
	2012	2011
Basic average common shares outstanding	39,255,973	4,943,992
Dilutive effect of stock options outstanding	—	—

Diluted average common shares outstanding	39,255,973	4,943,992

As of March 31, 2012, the Company had outstanding 503,290 options to purchase shares of Class A Common Stock. However, during the three months ended March 31, 2012, the price of the Company’s common stock never exceeded the $13.00 exercise price of the options. Therefore, the options had an anti-dilutive impact.

Note 4—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Scrap iron and steel	$25,031	$20,447
Goods in transit	33,173	24,351
Spare parts and supplies	12,350	11,499

Total inventories	$70,554	$56,297

Note 5—Income Taxes

The income tax expense for the three months ended March 31, 2012 and 2011 reflects a year-to-date effective tax rate of 34.9% and 43.8%, respectively, and a 2012 estimated annualized effective tax rate of 32.7%. The income tax expense for the three months ended March 31, 2012 is based on an estimated annual effective rate, which requires management to make its best estimate of expected pre-tax income for the year. The estimated effective tax rates for 2012 and 2011 differ from the federal statutory rate of 35.0% due principally to state taxes, foreign taxes, permanent differences related to nondeductible marketing expenses and foreign deemed dividends.

Accounting for Uncertainty in Income Taxes

As of March 31, 2012 and December 31, 2011, the Company has recorded a $1.4 million liability for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The total amount of interest and penalty recognized related to uncertain tax positions as of March 31, 2012 and 2011 was not material. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions where the Company conducts business.

Note 6—Debt

Debt is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
ABL facility	$25,300	$—
Invoice discounting facility	2	159
Senior secured term loan due 2019, net of unamortized original issue discount	297,014	—
Senior secured term loan due 2014	—	157,163
Senior subordinated notes	—	223,000
Loans from noncontrolling interests	7,193	5,275
Capital equipment leases and installment notes	2,133	2,672

Total indebtedness	$331,642	$388,269

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Revolving borrowings	$25,302	$159
Current portion of long-term debt	4,669	3,585
Long-term debt	294,478	379,250
Loans from noncontrolling interests	7,193	5,275

Total indebtedness	$331,642	$388,269

2012 Refinancing

On March 20, 2012 (the “Closing Date”), certain subsidiaries of the Company, including TCIMS and Metal Services Holdco LLC (“Metal Services”), entered into a new $300 million senior secured term loan agreement due in March 2019 (“Term Loan Facility”).

The Company received $297.0 million in proceeds from the Term Loan Facility which was net of a discount of $3.0 million, or 1%. On the Closing Date, the Company used the proceeds from the Term Loan Facility, combined with available cash and a draw on its revolving credit facility, to extinguish its obligations under its previous senior secured term loan due 2014, which allowed for prepayment without penalty. To extinguish its liability under the senior subordinated notes, the Company on the Closing Date, deposited $233.2 million in cash with the senior notes’ trustee, which amount included the $223.0 million in outstanding senior notes principal, a $5.4 million redemption premium, $3.0 million of accrued and unpaid interest through the date of discharge and $1.8 million of additional interest payable through the redemption date. Upon depositing the funds, the Company was discharged from its obligations under the senior notes’ indenture and received notice of the discharge from the senior notes’ trustee. The senior notes were redeemed in full on April 19, 2012.

In connection with the refinancing, the Company incurred a $12.3 million loss in the early extinguishment of debt which consisted of the $5.4 million senior note redemption premium, $1.8 million of additional interest payable through the redemption date, $5.0 million to write-off the unamortized deferred issuance costs on the extinguished indebtedness and $0.1 million in miscellaneous legal and administrative charges.

Asset-Based Revolving Credit Facility

On December 15, 2011, certain of the Company’s subsidiaries, including TCIMS, entered into a new five year, asset-backed, multi-currency revolving credit facility (the “ABL facility”) with a group of lenders including JP Morgan Chase Bank as administrative agent. The ABL facility permits borrowing up to $350.0 million in total. The Company’s U.S. subsidiaries are permitted to borrow up to the full $350.0 million limit of the facility. There are separate sub-facilities that allow the Company’s Canadian subsidiary to borrow up to $20.0 million, the Company’s U.K. subsidiaries to borrow up to $10.0 million and the Company’s French subsidiaries to borrow up to $20.0 million. The borrowings on those sub-facilities are available in the local currency of the subsidiaries. The ABL facility also provides for a sub-limit of borrowings on the same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $100.0 million.

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

As of March 31, 2012, the eligible accounts receivable and inventory that comprise the collateral under the ABL facility supported a gross borrowing base of $260.2 million. At March 31, 2012, there was $25.3 million in outstanding revolving borrowings and $21.0 million letters of credit outstanding against the facility, leaving a net available balance of $213.9 million. The ABL facility also allows for eligible equipment to provide borrowing base capacity under the facility and with the senior secured term loan due 2014 extinguished, the ABL facility has a first lien on the domestic and Canadian equipment of the Company. The Company expects to add up to approximately $85 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with agent for the ABL lenders. The Company believes the ABL facility and other sources of liquidity are currently adequate to fund its operations, but is carefully monitoring the global economic environment and its impact on its customers’ procurement volumes, which could affect its liquidity.

The per annum interest rates with respect to loans made under the U.S. dollar and Canadian dollar tranches of the ABL facility are, at the option of TCIMS, (1) the U.S. prime rate of JPMorgan Bank, plus an applicable margin ranging between 0.5% and 1.25%, as determined based on average historical excess availability under the ABL facility or (2) LIBOR, plus an applicable margin ranging between 1.5% and 2.25%, as determined based on average historical excess availability under the ABL facility. The per annum interest rates with respect to loans made under the Pound Sterling and Euro tranches are LIBOR, plus an applicable margin ranging between 1.5% and 2.25%, as determined based on average historical excess availability under the ABL facility.

The Borrowers are required to pay a commitment fee in respect of unused commitments equal to either 0.25% or 0.375% per annum determined based on the average historical unused portion of the commitments under the ABL facility. In addition, the Borrowers pay the agents and issuing banks customary administrative fees and letter of credit fees.

The ABL facility is subject to mandatory prepayment with: (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuance of debt, other than debt permitted under the ABL facility; and (iii) 100% of net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights.

The commitments may be voluntarily reduced or terminated by TCIMS without premium or penalty subject to certain conditions including customary “breakage” costs.

TCIMS and the Company’s other domestic subsidiaries guarantee the entire ABL facility. The facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the U.S. domiciled current assets and related intangible assets of the Company’s U.S. subsidiaries. The Company’s Canadian, U.K. and French subsidiaries guarantee the respective sub-facilities available to them. The individual sub-facilities are secured, subject to certain exceptions, by a first-priority security interest in the current assets of the respective subsidiary. Borrowing base availability for borrowings by our foreign subsidiaries can be provided either by their own current assets or by excess availability under the borrowing base supplied by U.S. assets. However, the U.S. subsidiaries may only borrow against borrowing base supplied by its own assets and may not use collateral support from the foreign subsidiaries who are party to the agreement. The priority of security interests between the lenders under the ABL facility and the lenders under the Term Loan Facility are governed by an intercreditor agreement.

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

Senior Secured Term Loan due 2019

The Term Loan Facility replaced TCIMS’ existing senior secured term loan credit facility among TCIMS, Metal Services, certain other subsidiaries party thereto, Credit Suisse (a/k/a Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent, and the other agents and lenders party thereto from time to time. No prepayment penalties or fees were assessed in connection with the prepayment of the existing term loan facility, which was due to mature on January 25, 2014.

Obligations of TCIMS under the Term Loan Facility are senior obligations guaranteed by the Company, Metal Services and substantially all of TCIMS’ wholly-owned existing and future direct and indirect U.S. subsidiaries, with certain customary and agreed-upon exceptions. TCIMS and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while Metal Services has pledged its shares of capital stock of TCIMS, provided that the security interest in favor of the lenders under the Term Loan Agreement has second priority for such lenders with respect to all collateral securing TCIMS’ ABL Facility (including accounts receivable, inventory and certain fixed assets) and first priority with respect to substantially all other pledged assets.

The Term Loan Facility also permits TCIMS to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $75 million and (2) an amount such that, after giving effect to such incremental borrowing, TCIMS will be in pro forma compliance with a total net first lien senior secured leverage ratio of 2.75 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time TCIMS seeks to incur such borrowings.

Commencing on the last business day of June 2012, the Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan Facility , which is March 20, 2019. TCIMS may prepay amounts outstanding under the Term Loan Facility at any time. If such prepayment is made as a result of certain refinancing or repricing transactions within one year following the closing date, TCIMS will be required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. Subject to certain exceptions, the Term Loan Facility requires TCIMS to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of excess cash flow, which percentage is based upon TCIMS’ total net first lien senior secured leverage ratio.

Borrowings under the Term Loan Facility bear interest at a rate equal to an applicable margin plus, at TCIMS’ option, either (a) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1%) or (b) an adjusted eurodollar rate calculated in a customary manner (with a floor of 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.

The Term Loan Facility contains customary negative covenants, including among others: (1) limitations on indebtedness; (2) limitations on liens; (3) limitations on investments, loans, advances and acquisitions; (4) limitations on dividends and other payments in respect of capital stock and payments or repayments of pari passu and subordinated debt; (5) limitations on mergers, consolidations, liquidations and dissolutions; (6) limitations on sales of assets; (7) limitations on transactions with affiliates; (8) limitations on sale and leaseback transactions; and (9) limitations on changes in lines of business. The Term Loan Agreement also contains certain customary affirmative covenants. These negative and affirmative covenants are subject to certain customary and agreed-upon exceptions. The Term Loan Agreement also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants, defaults on other indebtedness, judgment defaults, bankruptcy proceedings and other customary events of default. Certain events of default, including the breach of principal payments and bankruptcy proceedings, result in the immediate termination of commitments under the Term Loan Agreement and all amounts shall become due and payable. Such amounts shall bear the interest rate applicable thereto plus 2.0%.

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

Interest Rate Risk

As part of its overall risk management strategy, the Company attempts to reduce the volatility in cash interest payments associated with its variable rate term debt. TCIMS had entered into interest rate swap agreements swapping its variable rate interest payment for fixed payments to reduce the volatility of cash requirements associated with its variable rate debt. In accordance with the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC, the Company designated its interest rate swaps as cash flow hedges of variable interest payments. In connection with its debt refinancing on March 20, 2012, the Company terminated its outstanding swap agreements. This termination occurred 10 days before the March 30, 2012 scheduled expiration of the swap agreements.

The effective portion of the gain or loss on the interest rate swaps was reported as a component of other comprehensive income and reclassified into earnings in the same period in which the hedged transaction, the incurrence of variable rate interest, occurred. The variable rates and reset dates of the interest rates swap agreements mirrored the terms of the associated term debt. Accordingly, the hedges were highly effective in mitigating the underlying risk. The Company hedged a total notional amount of $80.0 million from April 1, 2010 until terminating the agreements on March 20, 2012 as follows (notional amounts in thousands):

	Notional Amount	Fixed Rate	Index Rate	Effective Date	Termination Date
Interest Rate Swap 4	$40,000	2.1675%	1 month LIBOR	April 1, 2010	March 20, 2012
Interest Rate Swap 5	40,000	2.3375%	1 month LIBOR	April 1, 2010	March 20, 2012

Total/average	$80,000	2.2525%

At the dates indicated, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

	Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC		March 31, 2012	December 31, 2011
Interest rate swaps	Other noncurrent liabilities	$—	$391

The interest rate swaps that became effective on April 1, 2010 settled on a monthly basis and the Company recorded Interest Expense for cash payments it made to its counterparties.

The Company recognized the following amounts related to its derivatives for the first quarter ended March 31, 2012 and 2011, respectively (in thousands):

	Amount of gain (loss) recognized in OCI on derivative instruments			Amount of loss reclassified from accumulated OCI into expense
Derivatives in the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC Cash Flow Hedging Relationship	Quarter ended March 31,		Location of loss reclassified from accumulated OCI into expense	Quarter ended March 31,
	2012	2011		2012	2011
Interest rate swaps	$(7)	$(50)	Interest Expense	$247	$245

The amount of gain (loss) recognized in OCI on derivatives is net of a deferred tax benefit which was not material.

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

Note 8—Stockholders’ Equity (Deficit)

Common Stock—On April 5, 2011, the Company amended and restated its certificate of incorporation creating two classes of common stock: Class A Common Stock and Class B Common Stock. The Company’s previously outstanding shares of common stock, including those issued under the Company’s Restricted Stock Plan, were converted into Class B Common Stock. On April 13, 2011, in connection with its initial public offering, the Company effectuated a 207.4307-for-one stock split. The creation of two classes of common stock and the stock split have been retroactively reflected in these consolidated financial statements. See Note 2 Basis of Presentation.

As of March 31, 2012, there were 12,933,680 shares of Class A Common Stock and 26,322,293 shares of Class B Common Stock outstanding. There were 12,894,333 shares of Class A Common Stock and 26,361,640 outstanding at December 31, 2011.

Holders of the Company’s Class B Common Stock consist of current and former employees and affiliates of the Company, including Onex. Pursuant to the Company’s Certificate of Incorporation, shares of Class B Common Stock are convertible into Class A Common Stock, on a one-for-one basis, at the option of the holder. Certain shareholders have effected such conversions to allow for the sale or potential future sale of the resulting Class A Shares.

Class A Preferred Stock—The Company has 22,000 shares of authorized class A preferred stock with a par value of $0.001. On April 19, 2011, in connection with the Company’s initial public offering, the then outstanding shares of class A preferred stock automatically converted into Class B Common Stock. As result of that conversion, there were no shares of class A preferred stock outstanding at March 31, 2012 nor December 31, 2011.

The preferred class A stock had an initial liquidation preference of $9,900 per share and carried an 8% accumulating, compounding dividend. The accumulated dividends were recorded as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as an increase in accumulated deficit. During the quarter ended March 31, 2011, the Company recorded accumulating dividends of $5.9 million.

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

For that portion of the award which had the additional performance based restriction, the Company completed a “Monte Carlo” simulation which simulates a distribution of stock prices throughout the contractual life of the option. The lookback period for the peer historical volatility used in the model is 10 years, since 10 years of prices must be simulated and the valuation was done in a risk-neutral framework using the 10-year risk-free rate.

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

The total fair value of the options granted was $3.5 million. The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the performance based options by amortizing each individual tranche over the estimated requisite service period. During the quarter ended March 31, 2012, the Company recognized $0.3 million in share based compensation expense related to the Long Term Incentive Plan. The following table shows the grants and forfeitures of options granted under the Long Term Incnentive Plan during the quarter ended March 31, 2012. No options vested during the quarter ended March 31, 2012.

	Weighted average exercise price per share	Outstanding 12/31/2011	Quarter ended March 31, 2012		Outstanding 03/31/2012
			Granted	Forfeited
Time based vesting only options	$13.00	253,995	—	(2,350)	251,645
Time based vesting + performance criteria options	$13.00	253,995	—	(2,350)	251,645

On April 13, 2012, the Company granted an additional 386,500 options. See Note 17—Subsequent Event.

Note 10—Operating Segments

The Company has two reportable operating segments in addition to its Administrative Group; the Mill Services Group and the Raw Material and Optimization Group. The services provided under the Mill Services Group segment are performed at the Company’s customers’ sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at the Company’s customers’ sites and are not based on the underlying price of steel. In addition, these contracts typically include tiered pricing structures, with unit prices that increase as volume declines, and/or minimum monthly fees, each of which stabilizes the Company’s revenue in the event of volume fluctuations. The services provided to the Company’s customers under this segment include: (i) scrap management and preparation; (ii) semi-finished and finished material handling; (iii) metal recovery and slag handling, processing and sales; and (iv) surface conditioning. The services provided under the Raw Material and Optimization Group segment include: (i) raw materials procurement and logistics and (ii) proprietary software-based raw materials cost optimization.

Information by reportable segment is as follows (in thousands):

	Quarter ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues, net of inter-segment revenues
Mill Services Group	$180,070	$159,480
Raw Material and Optimization Group	566,872	504,456
Administrative Group	16	24

	$746,958	$663,960

Adjusted earnings before interest, taxes, depreciation and amortization
Mill Services Group	$32,417	$30,003
Raw Material and Optimization Group	14,615	14,680
Administrative Group	(10,239)	(10,078)

	$36,793	$34,605

Depreciation and Amortization
Mill Services Group	$14,109	$12,726
Raw Material and Optimization Group	90	100
Administrative Group	2,020	2,035

	$16,219	$14,861

	March 31, 2012	December 31, 2011
	(unaudited)
Total assets
Mill Services Group	$620,453	$568,530
Raw Material and Optimization Group	398,938	351,291
Administrative Group	31,160	146,174

	$1,050,551	$1,065,995

	Quarter ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Percentage of total revenue contributed by each class of service:
Mill Services Group	24.1%	24.0%
Raw Material and Optimization Group	75.9%	76.0%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to income before tax for the periods indicated (in thousands):

	Quarter ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Adjusted earnings before interest, taxes, depreciation and amortization	$36,793	$34,605
Less: Depreciation and Amortization	(16,219)	(14,861)
Interest Expense	(8,101)	(8,677)
Loss on Early Extinguishment of debt	(12,300)	—

Income Before Income Taxes	$173	$11,067

Note 11—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense (benefit) recognized under the Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans Topic of FASB ASC (in thousands):

	Quarter ended March 31,
	2012	2011
	(unaudited)	(unaudited)
U.S. plans
Service cost	$—	$—
Interest cost	242	235
Expected return on plan assets	(308)	(342)
Net amortization	226	128

Net periodic pension (income) costs-U.S. plans	160	21

Canadian plans
Service cost	53	51
Interest cost	63	64
Expected return on plans assets	(52)	(58)
Net amortization	11	5

Net periodic pension costs-Canadian plans	75	62

Other plans
Defined contribution	1,092	1,039
Multi-employer pension plans	1,409	1,291

Total other plans	2,501	2,330

Total net pension expense	$2,736	$2,413

The Company’s contributions to its defined benefit pension plans for the three months ended March 31, 2012 and 2011 were 0.5 million and $0.1 million, respectively.

For the full year 2012, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately 1.2 million. The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Quarter ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Service cost	$76	$44
Interest cost	78	75
Net amortization	17	—

Net periodic costs	$171	$119

The Company does not expect to contribute to the other post-employment benefit plan in 2012 and intends to pay benefit claims as they become due. For the three months ended March 31, 2012 other post-employment benefit payments were not material and were $0.1 million for the first quarter of 2011.

Note 12—Fair Value of Financial Instruments

The carrying amount of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s obligations under its ABL facility, Term Loan and capital expenditure loans all have variable interest rates and, in our opinion, the carrying value approximates the fair value at the balance sheet dates. The fair value of the Company’s senior subordinated notes is based on quoted market prices, however, the senior subordinated notes are thinly traded. The fair value of the Company’s capital equipment leases has been estimated based on future expected cash flows relative to current interest rates.

The fair value compared to the carrying value is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Carrying value of financial instruments in:
Accrued expenses
Interest rate swaps	$—	$391

Long-term debt (includes current portion)
Senior secured term loan	$—	$157,163
Senior subordinated notes	—	223,000
New Senior Secured Term Loan	297,014	—
Capital equipment leases and installment notes	9,326	7,947

Total long-term debt	$306,340	$388,110

Fair value:
Accrued expenses
Interest rate swaps	$—	$391

Long-term debt (includes current portion)
Senior secured term loan	$—	$157,163
Senior subordinated notes	—	224,673
New Senior Secured Term Loan	297,014	—
Capital equipment leases and installment notes	9,326	7,947

Total long-term debt	$306,340	$389,783

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

The Company has agreements with certain officers and other employees. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at March 31, 2012 was approximately $9.4 million.

Note 14—Commercial Arbitration Award

On March 28, 2011, the Company was awarded $13.2 million against a former customer in a commercial arbitration case under the parties’ service agreement. The basis for the Company’s claim was the failure of the customer to pay required price increases and the former customer’s wrongful premature termination of the agreement. The Company considers the arbitration award a contingent gain and therefore has not recorded a gain for the full amount of the award, but will record income when the proceeds are constructively received.

The former customer was sold to a new parent company following the dispute and issuance of the arbitration award. In July 2011, the Company entered into a scrap purchase agreement with the customer and its new parent company and in August 2011, the Company, the customer and the customer’s new parent company entered into a payment agreement pursuant to which the purchaser will pay the amount of the arbitration award plus $1.8 million in respect of the Company’s fees and costs. The arbitration award will be paid partially by committed cash payments and the balance by credits against the transfer of various scrap metal commodities from the purchaser to the Company at mutually agreed values under the scrap purchase agreement.

During the first quarter of 2012 the Company credited $2.0 million the arbitration award for the value of scrap commodities transferred to the Company by the purchaser in lieu of cash payments. Because the arbitration award was based on price increases to the point of premature termination plus lost profits for the two remaining years terminated, the Company recorded these amounts as service revenue.

During the first quarter of 2012 the Company incurred $0.3 million of contingent legal fees which was recognized as selling, general and administrative expense.

Note 15—Related-Party Transactions

The Company’s series 2008 promissory notes were issued to Onex, members of the Company’s senior management team, its board of directors and certain other employees who also have an equity interest in the Company. During the three months ended March 31, 2011, the holders earned $0.8 million in interest on the notes. The notes were redeemed in April 2011 in connection with the Company’s initial public offering.

The Company incurred and paid management fees and expenses incurred to an affiliate of its majority owner, Onex Partners II LP, totaling $0.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Note 16—Recent Accounting Pronouncements

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

Note 17—Subsequent Event

In April 2012, options to purchase 386,500 shares of our Class A Common Stock were granted to certain of our employees. Such options have an exercise price of $11.18, which was the closing price of a share of our Class A Common Stock on the New York Stock Exchange on the date of grant, and are subject to the following vesting schedule: 10% on the first anniversary of the grant date, 20% on the second anniversary, 30% on the third anniversary and 40% on the fourth anniversary. Additionally, 50% of any vested options shall only be exercisable if, as of the trading date immediately preceding the applicable exercise date, the closing price of a share was at least 115% of the exercise price.

Of the 386,500 shares of our Class A Common Stock underlying the options, 372,400 shares were drawn from the aggregate amount reserved for issuance under the Long-Term Incentive Plan, and the remaining 14,100 shares were drawn from shares underlying options that were issued at the time of our IPO but that were subsequently forfeited and (under the terms of the Long-Term Incentive Plan) became available for re-issuance.

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

Results of Operations. This section provides a discussion of our results of operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three-month period ending March 31, 2012 compared to the three-month period ended March 31, 2011. This section also includes a discussion of our liquidity and Capital Expenditures.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 82 customer sites in eleven countries across North America, Europe, Latin America and the Middle East and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 34 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

We provide a broad range of services through two reporting segments: our Mill Services Group and our Raw Material and Optimization Group:

•

Mill Services Group. The services provided under this segment are performed at our customer sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes and are not based on the underlying price of steel. In addition, our contracts typically include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. The services provided to our customers under this segment include: (1) scrap management and preparation; (2) semi-finished and finished material handling; (3) metal recovery and slag handling, processing and sales; and (4) surface conditioning. The revenues from these services appear in the line item “Service Revenue” on our statement of operations, and the costs associated therewith appear in “Site Operating Costs” on our statement of operations. Substantially all of our Capital Expenditures, whether Growth Capital Expenditures or Maintenance Capital Expenditures, are incurred in connection with the services provided by this segment. This segment also includes the results of operations at our location where we buy, process and sell scrap for our own account, which revenues appear in the line item “Revenue from Sale of Materials” on our statement of operations and the costs associated therewith appear in “Cost of Raw Materials Shipments” on our statement of operations. The Total Revenue and Cost of Raw Materials Shipments from this location will fluctuate based upon the underlying price of scrap.

•

Raw Material and Optimization Group. The services provided under this segment include: (1) raw materials procurement and logistics; and (2) proprietary software-based raw materials cost optimization. Revenues for the raw materials procurement and logistics services we provide are primarily generated pursuant to two alternative transaction models: (1) a contractually determined, volume-based fee for arranging delivery of raw materials shipments to a customer directly from a vendor with no price or inventory risk; or (2) a generally concurrent arrangement to purchase for our own account and sell raw materials at specified prices, typically locking in a margin with minimal price or inventory risk. In addition, we occasionally take measured market risk in connection with our raw materials procurement services by either purchasing raw materials at a fixed price without an immediate corresponding sale order or agreeing to sell raw materials at a fixed price before having procured such materials. The revenues from our raw materials procurement and logistics services appear in the line item “Revenue from Sale of Materials”, and the related costs appear in the line item “Cost of Raw Materials Shipments” on our statement of operations. Our earnings are primarily driven by the steel production volumes of our customers rather than by the prices of steel or raw materials. We subtract the Cost of Raw Materials Shipments from Revenue from Sale of Materials, because market prices of the raw materials we procure for and generally concurrently sell to our customers are offset on our statement of operations. By subtracting the Cost of Raw Materials Shipments, we isolate the margin that we make on our raw materials procurement and logistics services, and we are better able to evaluate our performance in terms of the volume of raw materials we procure for our customers and the margin we generate. We refer to this measure as “Revenue After Raw Materials Costs,” which is a non-GAAP financial measure that we believe is critical in order to assess and evaluate our business. For additional information on Revenue After Raw Materials Costs, see “—Key Measures We Use to Evaluate Our Company—Revenue After Raw Materials Costs” below.

The vast majority of our Revenue After Raw Materials Costs and profitability is tied to our customers’ production volumes. Factors that impact a steel mill’s production levels include general economic conditions, North American and global demand for steel, competition and competitive pricing, and the relative strength of the U.S. dollar.

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 26% and 19% of our first quarter 2012 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, outside of the U.S. and Canada. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Asia and the Middle East.

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

Through December 31, 2010, we had incurred $1.8 million of incremental costs related directly to the initial public offering. Those costs were recorded as a prepaid asset at December 31, 2010. In 2011, we incurred $1.7 million of additional incremental costs related directly to the initial public offering. After deducting the total incremental costs, the initial public offering generated net proceeds to us of $128.7 million.

In connection with the initial public offering, our class A preferred stock automatically converted into 23,384,801 shares of Class B Common Stock. After our initial public offering, including the related stock split and conversion of series A preferred stock, we had outstanding 39,255,973 shares of common stock of which 12,880,000 shares were Class A Common Stock and 26,375,973 shares were Class B Common Stock.

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

Restricted Stock Plan grant and accelerated vesting

Also in connection with the initial public offering, we accelerated vesting of the remaining unvested shares under our Restricted Stock Plan. The remaining 53,105 shares of restricted stock that were unvested at the initial public offering, vested upon completion of the initial public offering. As a result of this modification, we recorded a $0.7 million charge in April 2011. We also granted an additional 47,180 shares under the Restricted Stock Plan concurrently with the initial public offering. Those shares vested immediately, and we recorded a $0.6 million charge in April 2011 related to the grant.

Long Term Incentive Plan

Also in connection with the IPO, we established our Long Term Incentive Plan and reserved 1,558,170 shares for issuance under that plan. On April 13, 2011, we awarded options to purchase 519,390 shares of Class A Common Stock, subject to vesting conditions, at an exercise price of $13.00 per share, the public offering price for shares sold in our initial public offering.

Certain Line Items Presented

Revenue from Sale of Materials. Revenue from Sale of Materials is generated by each of our two operating segments as follows:

•	Our Mill Services Group generates Revenue from Sale of Materials by buying, processing, and selling scrap for our own account.

•

Our Raw Material and Optimization Group primarily generates Revenue from Sale of Materials through raw materials procurement activities using two alternative transaction models. In the first type we take no title to the materials being procured, and we record only our commission as revenue; in the second type, we take title to the material and sell it to a buyer, typically in a transaction where a buyer and seller are matched, and we record Revenue from Sale of Materials for the full value of the material based on the amount we invoice to our customer.

In the first three months of 2012, approximately 8% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 92% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

In the first three months of 2012, approximately 99% of our Service Revenue was generated by our Mill Services Group, and approximately 1% of our Service Revenue was generated by our Raw Material and Optimization Group.

Cost of Raw Materials Shipments. The activities that generate Revenue from Sale of Materials also incur Cost of Raw Materials Shipments and are described as follows:

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

Income (Loss) from Operations. Income (Loss) from Operations consists of Total Revenue less Total Costs and Expenses, but does not include Interest Expense, Net.

Key Measures We Use to Evaluate Our Company

In addition to the GAAP line items described above, we also use the following additional financial measures to evaluate and assess our business:

Revenue After Raw Materials Costs. We measure our sales volume on the basis of Revenue After Raw Materials Costs, which we define as Total Revenue minus Cost of Raw Materials Shipments. Revenue After Raw Materials Costs is not a recognized financial measure under GAAP, but we believe it is useful in measuring our operating performance because it excludes the fluctuations in the market prices of the raw materials we procure for and sell to our customers. We subtract the Cost of Raw Materials Shipments from Total Revenue because market prices of the raw materials we procure for and generally concurrently sell to our customers are offset on our statement of operations. Further, in our raw materials procurement business, we generally engage in two alternative types of transactions that require different accounting treatments for Total Revenue. In the first type, we take no title to the materials being procured, and we record only our commission as revenue; in the second type, we take title to the materials and sell it to a buyer, typically in a transaction where a buyer and seller are matched. By subtracting the Cost of Raw Materials Shipments, we isolate the margin that we make on our raw materials procurement and logistics services, and we are better able to evaluate our operating performance in terms of the volume of raw materials we procure for our customers and the margin we generate.

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

Capital Expenditures. We separate our Capital Expenditures into two categories: (1) Growth Capital Expenditures and (2) Maintenance Capital Expenditures. We separate our Capital Expenditures between these two categories because it helps us to differentiate between the discretionary cash we invest in our growth and the cash required to maintain our existing business. Growth Capital Expenditures and Maintenance Capital Expenditures are not recognized financial measures under GAAP, but we believe they are useful in measuring our operating performance. We also use these measures as a component in determining our performance based compensation.

Growth Capital Expenditures relate to the establishment of our operations at new customer sites, the performance of additional services or significant productivity improvements at existing customer sites. We incur Growth Capital Expenditures when we win a new contract. Our Mill Services Group contracts generally require that we acquire the capital equipment necessary to provide the services in advance of receiving revenue from the contract.

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

Application of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our judgments and estimates in determining our financial condition and operating results. Estimates are based upon information available as of the date of the financial statements; and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The most critical accounting policies and estimates are described below.

Revenue Recognition. Revenue includes two categories: (1) Revenue from Sale of Materials and (2) Service Revenue.

Revenue from Sale of Materials is mainly generated by our raw materials procurement business, although it also includes revenue from our Mill Services Group locations where we buy, process and sell scrap for our own account. We recognize Revenue from Sale of Materials when title and risk of loss pass to the customer, which is determined by the terms of the sale.

We generate Service Revenue from scrap management, scrap preparation, raw materials optimization, metal recovery and sales, material handling or product handling, slag processing and metal recovery services, surface conditioning and other services. We recognize revenue when we perform the services or when title and risk of loss pass to the buyer.

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

For other raw materials procurement transactions, we purchase the material from a seller and sell it to a buyer. In these transactions, we take title to the material and assume the risk of loss for some period of time, usually during transit between the seller to us and the buyer from us for F.O.B. destination sales. While we take steps to mitigate credit loss exposure, we also assume credit risk for the full amount billed to the customer. In these transactions, we record Revenue from Sale of Materials for the full value of the material based on the amount we invoice to our customer.

Trade Receivables. We perform ongoing credit evaluations of our customers and generally do not require our customers to post collateral, although we typically require letters of credit or other credit assurances in our raw materials procurement business for international transactions. Account balances outstanding longer than the payment terms are considered past due, and provisions are made for estimated uncollectible receivables. Our estimates are based on historical collection experience, a review of the current status of receivables, our judgment of the credit quality of our customer and the condition of the general economy and the industry. Decisions to charge off receivables are based on management’s judgment after consideration of facts and circumstances surrounding potential uncollectible accounts.

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

Workers’ Compensation. We self-insure our workers’ compensation insurance under a large deductible program. Under this program, the maximum exposure per claim is $1.0 million, and stop-loss coverage is maintained for amounts above this limit. The aggregate maximum exposure is limited to a percentage of payroll for each open policy year. We accrue for this expense in amounts that include estimates for incurred but not reported claims, as well as estimates for the ultimate cost of all known claims.

Share-Based Compensation. We adopted our Restricted Stock Plan in 2007. Under the plan, 25% of the shares granted vested immediately and the remainder were scheduled to vest in five annual equal installments, on the anniversary of the grant date, so long as the recipient remained an employee. Unvested shares that had not been forfeited were accelerated and vested upon completion of our initial public stock offering. ASC Topic 780 requires that share based payments be accounted for at their fair value on the date of grant or the date of the modification of a grant. On April 13, 2011, in connection with our IPO, we recognized $0.7 million related to the accelerated vesting of 53,105 previously issued restricted shares. We also recognized $0.6 million of expense related to 47,180 shares that were newly issued in connection with the IPO and vested immediately. The total of $1.3 million was recognized as share based compensation associated with initial public offering.

During the second quarter of 2011, we established our Long-Term Incentive Plan, and, on April 13, 2011, we issued options to purchase 519,390 shares of our Class A Common Stock. The options had a total grant date fair value of $3.5 million, and the expense will be recognized over the estimated requisite service period of the recipients. In April 2012, we granted an additional 386,500 options.

Results of Operations

Quarter ended March 31, 2012 compared to Quarter ended March 31, 2011

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Quarter ended March 31,		Variances
(dollars in thousands)	2012	2011	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$612,659	$551,953	$60,706	11.0%
Service Revenue	134,299	112,007	22,292	19.9%

Total Revenue	746,958	663,960	82,998	12.5%
Costs and expenses:
Cost of Raw Materials Shipments	591,058	528,726	62,332	11.8%
Site Operating Costs	101,846	84,564	17,282	20.4%
Selling, General and Administrative Expenses	17,261	16,065	1,196	7.4%
Depreciation and Amortization	16,219	14,861	1,358	9.1%

Total costs and expenses	726,384	644,216	82,168	12.8%

Income from Operations	20,574	19,744	830	4.2%
Interest Expense, Net	(8,101)	(8,677)	576	-6.7%
Loss on Early Extinguishment of Debt	(12,300)	—	(12,300)	—

Income Before Income Taxes	173	11,067	(10,894)	—
Income Tax Expense	(60)	(4,850)	4,790	—

Net Income	$113	$6,217	$(6,104)	—

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$746,958	$663,960	$82,998
Cost of Raw Materials Shipments	(591,058)	(528,726)	(62,332)

Revenue After Raw Materials Costs	$155,900	$135,234	$20,666	15.3%

Mill Services Group:
Total Revenue	$180,070	$159,480	$20,590
Cost of Raw Materials Shipments	(43,711)	(42,398)	(1,313)

Revenue After Raw Materials Costs	$136,359	$117,082	$19,277	16.5%

Raw Material and Optimization Group:
Total Revenue	$566,872	$504,456	$62,416
Cost of Raw Materials Shipments	(547,339)	(486,333)	(61,006)

Revenue After Raw Materials Costs	$19,533	$18,123	$1,410	7.8%

Administrative:
Total Revenue	$16	$24	$(8)
Cost of Raw Materials Shipments	(10)	5	(15)

Revenue After Raw Materials Costs	$6	$29	$(23)

Adjusted EBITDA:
Net Income	$113	$6,217	$(6,104)
Income Tax Expense	60	4,850	(4,790)
Interest Expense, Net	8,101	8,677	(576)
Loss on Early Extinguishment of Debt	12,300	—	12,300
Depreciation and Amortization	16,219	14,861	1,358

Adjusted EBITDA	$36,793	$34,605	$2,188	6.3%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$32,417	$30,003	$2,414	8.0%
Raw Materials and Optimization Group	14,615	14,680	(65)	-0.4%
Administrative	(10,239)	(10,078)	(161)	1.6%

	$36,793	$34,605	$2,188	6.3%

Adjusted EBITDA Margin	23.6%	25.6%	(2.0%)

Revenue from Sale of Materials. Revenue from Sale of Materials was $612.7 million for the first quarter of 2012 compared to $552.0 million for the first quarter of 2011. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $565.0 million or 92% of the Revenue from Sale of Materials in the first quarter of 2012, and $502.7 million or 91% in the first quarter of 2011. The remaining Revenue from Sale of Materials of $47.7 million in the first quarter of 2012 and $49.3 million in the first quarter of 2011 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from the Sale of Materials increased 11.0%, and the cost to procure the materials increased by 11.8% in the first quarter of 2012 compared to the first quarter of 2011. The total volume of material we procured or arranged for our customers increased 1% from 2.4 million tons in the first quarter of 2011 to 2.5 million tons in the first quarter of 2012. However, those amounts include shipments where we do not take title and only include a commission or fee for arranging the shipments. We arranged for 0.3 million tons of such shipments in the first quarter of 2012 compared to 0.5 million tons in the first quarter of 2011. Excluding the tonnage related to such arrangements, which have a minimal effect on our Revenue from Sale of Materials, our shipments increased approximately 0.3 million tons or 8%. The balance of the increase was due to a higher cost mix of material that we procured for and sold to our customers, including four vessels of hot briquetted iron, a lake vessel of iron fines and a shipment of taconite pellets.

Service Revenue. Service Revenue was $134.3 million in the first quarter of 2012 compared to $112.0 million in the first quarter of 2011, an increase of 19.9%. Service Revenue is primarily generated by our Mill Services Group which produced $132.4 million and $110.2 million in the first quarter of 2012 and 2011, respectively. The Mill Services Group accounted for approximately 98% of service revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. Our service revenue increased 19.9% year-over-year which exceeded an approximately 3% increase in steel production by our customers. The larger increase in service revenue was primarily driven by new business which generated $13.2 million of additional service revenue. Factors that impact the year-over-year change in Service Revenue also impact the change in Revenue After Raw Materials Costs and are discussed below.

Cost of Raw Materials Shipments. Similar to the 11.0% increase in Revenue from the Sale of Materials, the Cost of Raw Materials Shipments increased 11.8% due predominantly to an increase in volume of material we procured for our customers where we take title to the shipment in-transit and the higher cost mix of material we procured.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $19.3 million, or 16.5%, in the first quarter of 2012 compared to the first quarter of 2011. The increase was substantially driven by new contracts and services. From January 1, 2011 through January 1, 2012, we started providing service under nine new contracts and arrangements. Those contracts generated $15.9 million of Revenue After Raw Materials Costs in the first quarter of 2012. The year-over-year increase in Revenue After Raw Material Costs from those services was $12.9 million, as some we began providing services related to two agreements in the first quarter of 2011. Additionally, we recorded $2.0 million of Service Revenue related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s business, has assumed the liability for the arbitration award and has become our new customer. In addition to agreed cash payments, our new customer has agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award through additional cash payments and similar trade arrangements in 2012. The remaining increase was driven by a combination of increased customer production and contractual price escalators.

The Revenue After Raw Materials Costs for our Raw Material and Optimization group increased $1.4 million, or 7.8%, to $19.5 million. The per ton margin on our raw material procurement activity increased approximately 7% driven by margin improvements in several business channels. The volume of material we sold was also up 1% year over year as we procured and sold 2.5 million tons in the first quarter of 2012 compared to 2.4 million tons in the first quarter of 2011. The first quarter of 2011 included 0.5 million tons of international shipments where we earned only a commission for arranging the sale of material from a supplier to a customer compared to 0.2 million tons of similar shipments in the first quarter of 2012. Those arrangements tend to provide slightly lower per ton margins than when we purchase material from a vendor and sell the material to our customer. In the first quarter of 2011, we recorded $1.8 million of revenue after raw material costs related to certain adjustments and a legal settlement of accounts with a trade partner. We did not record any similar adjustment in the first quarter of 2012, but the increase in volume and per ton margin more than offset the impact of the adjustment.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. Site Operating Costs are largely variable and generally vary in line with our customers’ production and our service revenue. Site operating costs increased $17.3 million year-over-year, or 20.4%. New sites and contracts contributed $10.0 million of additional site operating costs in the first quarter of 2012 compared to the first quarter of 2011. Generally, new sites will incur some operating and overhead costs in advance of generating revenue in order to ramp up operations as well as hire and train the workforce. Labor and fringe benefit costs increased $3.9 million, or approximately 8%. Fuel and other petroleum based supply costs increased $1.5 million, or approximately 16%, of which approximately $1.1 million related to increased price per gallon of fuel and approximately $0.4 million related to an increased volume of fuel used in our operations. The majority of our contracts have a fuel surcharge or inflationary price adjustment mechanism, with such adjustments generally occurring on a lag.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the first quarter of 2012 were $17.3 million, compared to $16.1 million in the first quarter of 2011, an increase of $1.2 million. The increase resulted largely from a $1.3 million increase in salaries, wages and fringe benefit costs due to higher headcount largely dedicated to supporting growth. We also experienced increases in travel costs and professional fees to support growth in our business, particularly internationally. These increases were partially offset by a $0.4 million decrease in non-income tax expense. In the first quarter of 2011, we recorded a $0.6 million charge to reserve for a preliminary assessment for value added tax on prior transactions. We did not record a similar charge in the first quarter of 2012.

Adjusted EBITDA. Adjusted EBITDA for the first quarter of 2012 was $36.8 million compared to $34.6 million for the first quarter of 2011, an increase of 6.3%.

Our Mill Services Group’s Adjusted EBITDA increased $2.4 million, or 8.0%, to $32.4 million. Year-over-year, the volume of steel produced by our Mill Services Group customers increased by approximately 3% and we had $2.6 million of additional Adjusted EBITDA from the ramp-up of new customer contracts. Adjusted EBITDA also positively benefited from recognizing $1.7 million of an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s business, assumed the arbitration award liability and become our new customer. In lieu of a cash payment, our new customer has agreed to compensate us through scheduled cash payments and discounted or forgiven payments for trade transactions over a period of time. We expect that we will recognize additional income related to the award via similar trade arrangements throughout 2012. Separately, our Adjusted EBITDA was negatively impacted by a $1.5 million decrease in Adjusted EBITDA at a location where we buy, process and sell raw material for our own account due to price pressure on both ferrous and non-ferrous scrap. Additionally, Adjusted EBITDA decreased by $1.7 million at two domestic sites where we experienced significant changes in our operations compared to the first quarter of 2011.

Our Raw Material and Optimization Group’s Adjusted EBITDA remained flat year over year. Our per ton margins on material we procured or arranged for our customers significantly increased, and the volume of material we procured for our customers increased slightly also. The operating and overhead costs of our Raw

Material and Optimization Group increased $1.5 million due to a $0.3 million increase in bad debt expense, a $0.3 million increase in salaries and fringe benefit costs to support business growth, and a $0.3 million increase in commercial activity taxes. Additionally, the Raw Material and Optimization Group has a profit sharing arrangement with the Mill Services Group location where we buy, process and sell scrap for our own account. The amount of profit shared with the Raw Material and Optimization Group declined $0.6 million in the first quarter of 2012 compared to the first quarter of 2011.

Our Administrative net expenses increased $0.2 million, or 1.6%, in the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily due to a $0.6 million increases in labor-related costs and a $0.2 million increase in professional fees primarily associated with new international opportunities. These increases were partially offset by the favorable effect resulting from a first quarter 2011 charge where we recorded $0.6 million to reserve for a preliminary assessment for value added tax on prior transactions. We did not record a similar charge in the first quarter of 2012.

Adjusted EBITDA Margin. Adjusted EBITDA margin in the first quarter of 2012 was 23.6% compared to 25.6% in the first quarter of 2011. The decline was mainly due to ramp-up costs associated with two new international sites, price pressure on sale of ferrous and non-ferrous scrap at the Mill Services Group site where we buy, process and sell material for our own account, and an increase in certain overhead costs necessary to help support our international expansion.

Depreciation and Amortization. Depreciation and amortization expense during the first quarter of 2012 was $16.2 million compared to $14.9 million in the first quarter of 2011, an increase of approximately 9.1%. The increase was driven by the depreciation expenses associated with higher capital expenditures in 2012 compared to previous years. Amortization expense for the first quarter of 2012 was comparable to that incurred in the first quarter of 2011.

Interest Expense, Net. Interest Expense, Net for the first quarter of 2012 was $8.1 million, compared to $8.7 million in the first quarter of 2011, a decrease of $0.6 million. The decrease resulted from paying off our Series 2008 Promissory Notes in connection with our initial public offering in April 2011.

Loss on Early Extinguishment of Debt. In March 2012, we entered into a new $300.0 million term loan facility and paid off our obligations under our previous term loan facility due 2014 and our senior subordinated notes due 2015. In connection with the refinancing, we incurred a $12.3 million loss in the early extinguishment of debt which consisted of the $5.4 million senior note redemption premium, $1.8 million of interest payable to holders through the redemption date, $5.0 million to write-off the unamortized deferred issuance costs on the extinguished indebtedness and $0.1 million in miscellaneous legal and administrative charges.

Income Tax Expense. Income Tax Expense for the first quarter of 2012 was $0.1 million, or 35% of our pre-tax income, compared to a $4.9 million expense, or 44% of our pre-tax income, in the first quarter of 2011. The Income Tax Expense for the first quarter of 2012 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The first quarter of 2011 effective rate was based on a full year expectation that a valuation allowance would be required on certain foreign tax credits that resulted from an inclusion of deemed dividends from foreign subsidiaries. After the March 2012 refinancing of our indebtedness, the guarantees of U.S. indebtedness by foreign subsidiaries were terminated which resulted in the elimination of deemed dividend inclusions and helped to reduce our overall tax rate.

Liquidity and Capital Resources

The eligible accounts receivable and eligible inventory that comprise the collateral under the ABL facility as of March 31, 2012 supported a gross borrowing base of approximately $260.2 million. Our excess available balance was $213.9 million as we had issued and outstanding borrowing of $25.3 million and $21.0 million of outstanding letters of credit. The gross borrowing base was approximately $89.8 million below the $350.0 million limit of the ABL facility. The ABL facility also allows for eligible equipment to provide borrowing base capacity under the facility and, with the senior secured term loan due 2014 extinguished, the ABL facility has a first lien on our domestic and Canadian equipment. The Company expects to add an additional approximately $85 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with the agent for the ABL lenders. Additionally, we are working with the Administrative Agent to prepare the necessary security documents to include assets of the U.K. and French subsidiaries in the borrowing base which we expect will add approximately an additional $15.0 million to the borrowing base.

We believe that cash flow from operations, together with availability under our new ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in the three-month period ending March 31, 2012 was $10.0 million compared to cash provided by operations of $17.1 million in the three-month period ending March 31, 2011. Working capital items used $21.2 million of cash in the first three months of 2012 compared to using $8.3 million in the first three months of 2011. Significant changes in working capital items generally relate to our raw material procurement activities and, while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. Additionally, we paid $13.9 million in interest on our senior subordinated notes in the quarter ended March 31, 2012 compared to $10.9 million in the quarter ended March 31, 2011. In connection with the refinancing of our senior subordinated notes on March 20, 2012, we paid $3.0 million of accrued interest for the period between February 1, 2012, the previous scheduled interest payment date, and March 20, 2012, the date on which we were discharged from the indenture.

Net cash used in investing activities in the three-month period ending March 31, 2012 was $33.1 million, of which $24.5 million funded Growth Capital Expenditures and $7.8 million funded Maintenance Capital Expenditures. In the three-month period ending March 31, 2011, our net cash used by investing activities consisted primarily of $4.4 million of Growth Capital Expenditures and $7.3 million of Maintenance Capital Expenditures. Generally, our Maintenance Capital Expenditures will vary with our customer production as the schedule of assets and major components replacement is highly correlated with equipment operating hours.

Net cash used for financing activities in the first three months of 2012 was $70.3 million, mainly comprised of amounts paid to reduce our overall indebtedness as part of our March 2012 refinancing and the issuance and termination fees associated with that refinancing. We received $297.0 million in proceeds from our new Term Loan Facility and paid off $223.0 million of senior subordinated notes and $157.2 million outstanding on our senior secured term loan due 2014. We also incurred $13.6 million of debt issuance and termination fees associated with the transaction. In addition to the proceeds of our new senior secured term loan, we used available cash and a $30.0 million draw on our ABL facility to consummate the March 20, 2012 refinancing. Net cash used by financing activities during the first three months of 2011 consisted of primarily $1.1 million of debt repayments.

Discretionary Cash Flow

During the three-month period ending March 31, 2012 we generated $29.0 million of Discretionary Cash Flow compared to $27.3 in the first three months of 2011. We define Discretionary Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures and it is calculated as follows for the periods indicated (in thousands):

	Three months ended
	March 31, 2012	March 31, 2011
Adjusted EBITDA	$36,793	$34,605
Maintenance Capital Expenditures	(7,767)	(7,336)

Discretionary Cash Flow	$29,026	$27,269

The increase in Maintenance Capital Expenditures was driven by the increase in our customers’ production, but that increase was outpaced by the increase in Adjusted EBITDA which drove the improvement in Discretionary Cash Flow.

The table below reconciles Discretionary Cash Flow to cash flow provided by (used in) operating activities, for the periods indicated (in thousands):

	Three months ended
	March 31, 2012	March 31, 2011
Discretionary Cash Flow	$29,026	$27,269
Maintenance Capital Expenditures	7,767	7,336
Cash interest expense	(15,456)	(12,499)
Cash income taxes	(1,005)	(205)
Change in accounts receivable	(47,247)	(77,094)
Change in inventory	(14,257)	(20,118)
Change in accounts payable	48,905	100,108
Change in other current assets and liabilities	(595)	(6,760)
Other operating cash flows	2,884	(954)

Net cash provided by operating activities	$10,022	$17,083

Working Capital

Our current assets and liabilities, particularly our accounts receivable, inventory and accounts payable, vary significantly with changes in underlying business conditions including the volume and price of raw materials we procure for our customers. The volume and per ton price of the raw materials we buy from our vendors and sell to our customers will impact our Revenue from the Sale of Materials and our Cost of Raw Materials shipments. The same factors will typically impact our accounts receivable, inventory and accounts payable in comparable fashion. We generally expect that those increases will have offsetting effects and that any resulting impact to cash flows is temporary and not material. However, because of the purchasing scale of our raw material procurement business, changes in the timing of collection of receivables or payment of accounts payable can have significant impacts on our cash flow from operations in a given period. We generally expect that these impacts will be temporary. However, from time to time, we may decide to invest in our working capital to take advantage of opportunities to realize higher than normal margins in our raw materials and optimization activities. The chart below shows the weighted average price of #1 Heavy Melt Scrap based on published prices of the commodity weighted by our monthly volume of raw materials shipments.

	2008	2009	2010	3 months -2011	3 months -2012
Weighted average per ton price of #1 Heavy Melt Scrap	$384	$209	$332	$423	$411

New site start-ups in our mill services business also impact working capital movements as we fund the operating costs for some period of time before receiving the first cash payments for our services.

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

During the three-month period ending March 31, 2012, our accounts receivable increased $47.0 million, or 16.1%, and our inventory increased $14.3 million, or 25.3%. The increase in accounts receivable generally reflects the increase in our revenue in the first quarter of 2012 compared to the fourth quarter of 2011; there were no significant impacts from collectability or valuation issued. The increase in inventory generally reflects an increase in the volume of inventory that we have in transit to our customers. The increases in accounts receivable and inventory were partially offset by a $48.9 million increase in accounts payable. Additionally, our net working capital increase in the first quarter of 2012 includes $14.2 million decrease in accrued expenses primarily resulting from $13.7 million in interest payments on our senior subordinated notes as well as the March 2012 payment of incentive compensation which had been accrued for in 2011. The net working capital increase during the first quarter of 2012 also reflects the impact of significant new sites in our mill services business where we fund our operations before receiving cash payments for our services.

Working capital movements during the three-month period ending March 31, 2011 were directionally similar to those we experienced during the first three months of 2012. During the first three months of 2011, our accounts receivable increased $77.1 million, or 37.2%, and our inventory increased by $20.1 million, or 52.0%. The cash invested in these items was partially offset by an increase in accounts payable of $76.8 million, or 43.2%. As in the first three months of 2012, the increases were driven by increases in Total Revenue and Cost of Raw Materials Shipments which were the result of increased volumes and underlying material prices in our raw material procurement activities. The first quarter of 2011 was also impacted by a $10.9 million interest payment on our senior subordinated notes and the payment of previously accrued incentive compensation.

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

•	our estimates of future production volumes may not result in actual revenue or translate into profits;

•	counterparties to agreements with us may not perform their obligations;

•	exchange rate fluctuations or decreases in exports of steel may materially adversely impact our business;

•	an increase in our debt service obligations may materially adversely affect our earnings and available cash and could make it more difficult to refinance our existing debt;

•	the terms of our credit facilities may restrict our current and future operations, particularly our ability to finance additional growth or take some strategic or operational actions;

•	we expend significant funds and resources to embed ourselves at our customers’ sites, but we may not receive significant profits for a period of time following such efforts;

•	increases in costs of maintenance and repair of our equipment or increases in energy prices could increase our operating costs and reduce profitability;

•

higher than expected claims under our self-insured health plans, under which we retain a portion of the risk, and our large deductible workers’ compensation program could adversely impact our results of operations and cash flows;

•	we are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers;

•	we could be exposed to unknown or unmanaged risks or losses due to employee misconduct or fraud;

•	certain of our pension and other post-employment benefit plans are currently underfunded or unfunded, and we have to make cash payments, which may reduce the cash available for our business;

•	higher than expected claims that are in excess of the amount of our coverage under insurance policies would increase our costs;

•

equipment failure, failure of our computer, information processing, or communications hardware, software, systems or infrastructure, or other events could cause business interruptions that could have a material adverse effect on our results of operations;

•

we are subject to acquisition risks. If we are not successful in integrating companies that we acquire or have acquired, we may not achieve the expected benefits, and our profitability and cash flow could suffer. In addition, the cost of evaluating and pursuing acquisitions may not result in a corresponding benefit;

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $300.0 million at March 31, 2012 and a $350.0 million variable rate, asset-based, revolving line of credit. At March 31, 2012, we had $25.3 million in outstanding revolving borrowings. Assuming no changes in variable rate borrowings from the amounts outstanding at March 31, 2012, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $3.3 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the three months ended March 31, 2012, we derived approximately 71.1% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, Trinidad/Tobago dollar, New Taiwan dollar, Bahraini dinar, United Arab Emirates dirham and the South African rand. For the three months ended March 31, 2012, we generated approximately $4.3 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $1.7 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $13.6 million in fuel and other petroleum-based supplies costs for the three months ended March 31, 2012. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $5.4 million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2012 would likely change the indices used to calculate the 2013 price adjustment mechanism.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing us. In the normal course of business, the Company is routinely subject to a variety of risks.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated as of December 15, 2011, among Tube City IMS Corporation, as borrower, Metal Services Holdco, LLC and Tube City IMS, LLC, as guarantors, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.†

10.2	Form of TMS International Corp. Nonstatutory Option Agreement.†

10.3	First Amendment, dated April 13, 2012, to TMS International Corp. Nonstatutory Option Agreement by and between TMS International Corp. and Joseph Curtin dated April 13, 2011.†

10.4	TMS International Corp. Nonstatutory Option Agreement, dated April 13, 2012, by and between TMS International Corp. and Joseph Curtin.†

10.5	First Amendment, dated April 13, 2012, to TMS International Corp. Nonstatutory Option Agreement by and between TMS International Corp. and Thomas E. Lippard dated April 13, 2011.†

10.6	TMS International Corp. Nonstatutory Option Agreement, dated April 13, 2012, by and between TMS International Corp. and Thomas E. Lippard.†

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to TMS International Corp.’s Annual Report on Form 10-K, filed February 21, 2012, File No. 001-35128).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101*	XBRL data file†
†	filed herewith.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, Commonwealth of Pennsylvania, on May 8, 2012.

TMS International Corp.

By:	/s/ Joseph Curtin	By:	/s/ Daniel E. Rosati
	Joseph Curtin		Daniel E. Rosati
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President and Chief Financial Officer
(Principal Financial Officer)