Form 10-Q
period 2012-06-30
TMS International Corp.
filed 2012-08-09
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated file	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

14,494,646 shares of Class A Common Stock, $0.001 par value per share, and 24,782,795 shares of Class B Common Stock, $0.001 par value per share, were outstanding as of the close of business on August 2, 2012.

i

Explanatory Note

Unless the context otherwise indicates or requires, as used in this report for the quarterly period ended June 30, 2012 (the “Quarterly Report”), references to:

•	“Company,” “TMS,” “we,” “our” or “us” refer to TMS International Corp. and its consolidated subsidiaries;

•

“IPO” or “initial public offering” refers to the Company’s initial public offering of 12,880,000 shares of its Class A Common Stock pursuant to a registration statement relating to these securities (File No. 333-166807), filed with the Securities and Exchange Commission and declared effective on April 8, 2011.

•	“Mill Services Group” refers to the mill services group segment of the Company;

•	“Onex” refers to Onex Partners II LP, collectively with other entities affiliated with Onex Corporation;

•	“Raw Material and Optimization Group” refers to the raw material and optimization group segment of the Company; and

•	“TCIMS” refers to the Company’s wholly-owned indirect subsidiary, Tube City IMS Corporation, a Delaware corporation.

ii

PART I—Financial Information

Item 1.	Financial Statements

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Revenue from Sale of Materials	$533,034	$552,781	$1,145,693	$1,104,736
Service Revenue	136,320	117,970	270,620	229,975

Total Revenue	669,354	670,751	1,416,313	1,334,711
Costs and Expenses:
Cost of Raw Materials Shipments	515,776	533,732	1,106,836	1,062,458
Site Operating Costs	100,017	89,633	201,862	174,197
Selling, General and Administrative Expenses	15,714	13,936	32,975	30,001
Share based compensation associated with initial public offering	—	1,304	—	1,304
Depreciation	13,688	11,769	26,854	23,568
Amortization	3,051	3,072	6,104	6,134

Total Costs and Expenses	648,246	653,446	1,374,631	1,297,662
Income from Operations	21,108	17,305	41,682	37,049
Interest Expense, Net	(5,923)	(7,907)	(14,024)	(16,584)
Loss on early extinguishment of debt	—	—	(12,300)	—

Income Before Income Taxes	15,185	9,398	15,358	20,465
Income Tax Expense	(5,475)	(3,697)	(5,536)	(8,547)

Net Income	9,710	5,701	9,822	11,918
Net loss attributable to noncontrolling interests	74	60	372	60
Accretion on preferred stock	—	(1,261)	—	(7,156)

Net income attributable to TMS International Corp. common stock	$9,784	$4,500	$10,194	$4,822

Net Income per Share:
Basic	$0.25	$0.13	$0.26	$0.25
Diluted	$0.25	$0.13	$0.26	$0.25
Average Common Shares Outstanding:
Basic	39,255,973	34,058,877	39,255,973	19,663,184
Diluted	39,257,265	34,069,238	39,256,619	19,668,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

	TMS International		Noncontrolling Interests		Total
	Second quarter ended June 30		Second quarter ended June 30		Second quarter ended June 30
	2012	2011	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$9,784	$5,761	$(74)	$(60)	$9,710	$5,701
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	(5,803)	703	(86)	(35)	(5,889)	668
Net unrecognized gains on derivatives	—	195	—	—	—	195

Total other comprehensive income (losses), net of tax	(5,803)	898	(86)	(35)	(5,889)	863

Comprehensive income (loss)	$3,981	$6,659	$(160)	$(95)	$3,821	$6,564

	TMS International		Noncontrolling Interests		Total
	Six months ended June 30		Six months ended June 30		Six months ended June 30
	2012	2011	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$10,194	$11,978	$(372)	$(60)	$9,822	$11,918
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	(1,444)	5,867	16	(35)	(1,428)	5,832
Net unrecognized gains on derivatives	240	390	—	—	240	390

Total other comprehensive income (losses), net of tax	(1,204)	6,257	16	(35)	(1,188)	6,222

Comprehensive income (loss)	$8,990	$18,235	$(356)	$(95)	$8,634	$18,140

The accompanying notes are an integral part of the consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,502	$108,830
Accounts receivable, net of allowance for doubtful accounts of $2,849 and $2,613, respectively	287,667	292,546
Inventories	61,459	56,297
Prepaid and other current assets	26,147	31,041
Deferred tax asset	7,140	7,114

Total current assets	408,915	495,828
Property, plant and equipment, net	188,044	161,017
Deferred financing costs, net of accumulated amortization of $833 and $9,517, respectively	10,834	10,638
Goodwill	241,304	241,771
Other intangibles, net of accumulated amortization of $65,473 and $59,461, respectively	146,927	153,066
Other noncurrent assets	3,792	3,675

Total assets	$999,816	$1,065,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$237,637	$225,999
Accounts payable overdraft	46,502	47,817
Salaries, wages and related benefits	26,630	28,105
Accrued expenses	17,498	24,340
Revolving bank borrowings	156	159
Current portion of long-term debt	4,304	3,585

Total current liabilities	332,727	330,005
Long-term debt	298,031	379,250
Loans from noncontrolling interests	7,471	5,275
Deferred tax liability	53,321	53,791
Other noncurrent liabilities	21,937	20,833

Total liabilities	713,487	789,154
Stockholders’ equity (deficit):
Class A Common Stock; 200,000,000 shares authorized, $0.001 par value per share; 14,473,178 and 12,894,333 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	13	13
Class B Common Stock; 30,000,000 shares authorized, $0.001 par value per share; 24,782,795 and 26,361,640 issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	26	26
Capital in excess of par value	435,231	434,841
Accumulated deficit	(138,038)	(148,232)
Accumulated other comprehensive (loss)	(12,279)	(11,075)

Total TMS International Corp. stockholders’ equity	284,953	275,573
Noncontrolling interests	1,376	1,268

Total stockholders’ equity	286,329	276,841

Total liabilities and stockholders’ equity	$999,816	$1,065,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except share and per share data)

	Six months ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$9,822	$11,918
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and Amortization	32,958	29,702
Amortization of deferred financing costs and original issue discount	1,350	1,234
Deferred income tax	2,501	7,566
Provision for bad debts	206	404
Gain on the disposal of equipment	(168)	(23)
Non cash share based compensation cost	818	1,590
Loss on early extinguishment of debt	12,300	—
Increase (decrease) from changes in:
Accounts receivable	4,673	(123,657)
Inventories	(5,162)	(27,476)
Prepaid and other current assets	4,834	(2,769)
Other noncurrent assets	(210)	451
Accounts payable and cash overdraft	10,323	92,157
Accrued expenses	(8,330)	(3,825)
Other noncurrent liabilities	1,193	(419)
Other, net	(2,194)	(885)

Net cash provided by (used in) operating activities	64,914	(14,032)

Cash flows from investing activities:
Capital Expenditures	(55,511)	(25,757)
Proceeds from sale of equipment	347	331
Acquisition	—	(50)
Contingent payment for acquired business	(131)	(337)
Cash flows related to IU International, net	(67)	(303)

Net cash used in investing activities	(55,362)	(26,116)

Cash flows from financing activities:
Revolving credit facility borrowing (repayments), net	(3)	(103)
Net proceeds from initial public offering	—	128,782
Borrowing from noncontrolling interest	2,347	—
Repayment of debt	(381,254)	(44,221)
Proceeds from debt issuance, net of original issue discount	300,703	—
Contributions from noncontrolling interests	269	—
Payments to acquire noncontrolling interest	(231)	—
Debt issuance and termination fees	(13,711)	—

Net cash (used in) provided by financing activities	(91,880)	84,458

Cash and cash equivalents:
Net (decrease) increase in cash	(82,328)	44,310
Cash at beginning of period	108,830	49,492

Cash at end of period	$26,502	$93,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

(unaudited)

	TMS International Corp.
	Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, December 31, 2010	—	4,943,992	4,943,992
Share-based compensation costs	—	—	—
Issuance of primary shares and recapitalization of existing shares	12,880,000	(2,000,000)	10,880,000
Accumulating dividend on Class A preferred stock	—	—	—
Conversion of preferred shares	—	23,384,801	23,384,801
Issuance of restricted stock associated with the IPO	—	47,180	47,180
Net income (loss)	—	—	—
Other comprehensive income (loss)	—	—	—

Balances, June 30, 2011	12,880,000	26,375,973	39,255,973

	TMS International Corp.
	Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, December 31, 2011	12,894,333	26,361,640	39,255,973
Share-based compensation costs	—	—	—
Conversion of shares	1,578,845	(1,578,845)	—
(Acquisition of) Investment by noncontrolling interest	—	—	—
Net income (loss)	—	—	—
Other comprehensive income (loss)	—	—	—

Balance, June 30, 2012	14,473,178	24,782,795	39,255,973

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated	TMS International Corp. Total
	Class A Amount	Class B Amount			Other Comprehensive Income (Loss)
Balances, December 31, 2010	$—	$—	$—	$(165,717)	$(5,502)	$(171,219)	$266	$(170,953)
Share-based compensation costs	—	—	1,590	—	—	1,590	—	1,590
Issuance of primary shares and recapitalization of existing shares	13	3	128,153	—	—	128,169	—	128,169
Accumulating dividend on Class A preferred stock	—	—	(9)	(7,147)	—	(7,156)	—	(7,156)
Conversion of preferred shares	—	23	303,977	—	—	304,000	—	304,000
Issuance of restricted stock associated with the IPO	—	—	613	—	—	613	—	613
Net income (loss)	—	—	—	11,978	—	11,978	(60)	11,918
Other comprehensive income (loss)	—	—	—	—	6,257	6,257	(35)	6,222

Balances, June 30, 2011	$13	$26	$434,324	$(160,886)	$755	$274,232	$171	$274,403

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated	TMS International Corp. Total
	Class A Amount	Class B Amount			Other Comprehensive Income (Loss)
Balances, December 31, 2011	$13	$26	$434,841	$(148,232)	$(11,075)	$275,573	$1,268	$276,841
Share-based compensation costs	—	—	818	—	—	818	—	818
Conversion of shares	—	—	—	—	—	—	—	—
(Acquisition of) Investment by noncontrolling interest	—	—	(428)	—	—	(428)	464	36
Net income (loss)	—	—	—	10,194	—	10,194	(372)	9,822
Other comprehensive income (loss)	—	—	—	—	(1,204)	(1,204)	16	(1,188)

Balance, June 30, 2012	$13	$26	$435,231	$(138,038)	$(12,279)	$284,953	$1,376	$286,329

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1—Nature of Operations

TMS International Corp. (the “Company”) through its subsidiaries, including TCIMS, is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at 82 customer sites in 11 countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for future periods. The balance sheet as of December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all the notes required by GAAP for complete financial statements. In the six-month period ending June 30, 2011, the Company recorded $1.0 million of Revenue from the Sale of Materials and a $0.8 million credit to Cost of Raw Materials Shipments related to certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature.

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

As a result of the activity in connection with the initial public offering, as of April 19, 2011, the Company had outstanding 39,255,973 shares of common stock. As of August 2, 2012, a total of 39,277,441 shares of common stock were outstanding with 14,494,646 shares designated as Class A Common Stock and 26,782,795 shares designated as Class B Common Stock.

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

	Second quarter ended June 30		Six months ended June 30
	2012	2011	2012	2011
Basic average common shares outstanding	39,255,973	34,058,877	39,255,973	19,663,184
Dilutive effect of stock options outstanding	1,292	10,361	646	5,238

Diluted average common shares outstanding	39,257,265	34,069,238	39,256,619	19,668,422

As of June 30, 2012, the Company had outstanding 879,274 options to purchase shares of Class A Common Stock. The dilutive impact of those options is calculated using the treasury stock method.

Note 4—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Scrap iron and steel	$25,878	$20,447
Goods in transit	22,023	24,351
Spare parts and supplies	13,558	11,499

Total inventories	$61,459	$56,297

Scrap iron and steel inventories are stated at the lower of cost or net realizable value, with cost being determined using the weighted-average method. During the second quarter of 2012, due to falling market prices for scrap and scrap substitutes, the Company recorded a charge of $1.4 million to record its scrap and steel inventories at their net realizable value.

Note 5—Income Taxes

The income tax expense for the six months ended June 30, 2012 and 2011 reflects a year-to-date effective tax rate of 36.0% and 41.8%, respectively, and a 2012 estimated annualized effective tax rate of 35.4%. The income tax expense for the six months ended June 30, 2012, is based on an estimated annual effective rate, which requires management to make its best estimate of expected pre-tax income for the year. The estimated effective tax rates for 2012 and 2011 differ from the federal statutory rate of 35.0% due principally to state taxes, foreign taxes, permanent differences related to nondeductible marketing expenses and foreign deemed dividends.

Accounting for Uncertainty in Income Taxes

As of June 30, 2012 and December 31, 2011, the Company has recorded a $1.4 million liability for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The total amount of interest and penalty recognized related to uncertain tax positions as of June 30, 2012 and 2011 was not material. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions where the Company conducts business.

Note 6—Debt

Debt is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
ABL facility	$156	$—
Invoice discounting facility	—	159
Senior secured term loan due 2019, net of original issue discount	297,121	—
Senior secured term loan due 2014	—	157,163
Senior subordinated notes	—	223,000
Loans from noncontrolling interests	7,471	5,275
Bank term loan facility	3,627	—
Capital equipment leases and installment notes	1,587	2,672

Total indebtedness	$309,962	$388,269

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Revolving borrowings	$156	$159
Current portion of long-term debt	4,304	3,585
Long-term debt	298,031	379,250
Loans from noncontrolling interests	7,471	5,275

Total indebtedness	$309,962	$388,269

2012 Refinancing

On March 20, 2012 (the “Closing Date” of the first quarter), certain subsidiaries of the Company, including TCIMS (as the borrower) and Metal Services Holdco LLC (“Metal Services”) and Tube City IMS, LLC, as guarantors, entered into a new $300 million senior secured term loan agreement due in March 2019 (“Term Loan Facility”).

TCIMS received $297.0 million in proceeds from the Term Loan Facility which was net of a discount of $3.0 million, or 1%. On the Closing Date, TCIMS used the proceeds from the Term Loan Facility, combined with available cash and a draw on its revolving credit facility, to extinguish its obligations under its previous senior secured term loan due 2014, which allowed for prepayment without penalty, and to discharge and extinguish its liability under its senior subordinated notes due 2015. To extinguish its liability under the senior subordinated notes, TCIMS deposited $233.2 million in cash with the senior notes’ trustee, which was used to fund the repayment of $223.0 million in outstanding senior notes principal, a $5.4 million redemption premium, $3.0 million of accrued and unpaid interest through the date of discharge and $1.8 million of additional interest payable through the redemption date. Upon depositing the funds, TCIMS was discharged from its obligations under the senior notes’ indenture and received notice of the discharge from the senior notes’ trustee. The senior notes were redeemed in full on April 19, 2012 using the previously deposited funds.

In connection with the refinancing, the Company incurred a $12.3 million loss on the early extinguishment of debt which was comprised of the $5.4 million senior note redemption premium, $1.8 million of additional interest payable through the redemption date, $5.0 million to write-off the unamortized deferred issuance costs on the extinguished indebtedness and $0.1 million in miscellaneous legal and administrative charges.

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

As of June 30, 2012, the eligible accounts receivable and inventory that comprise the collateral under the ABL facility supported a gross borrowing base of $208.7 million. At June 30, 2012, there was $0.2 million in outstanding revolving borrowings and $18.1 million letters of credit outstanding against the facility, leaving a net available balance of $190.4 million. The ABL facility also allows for eligible equipment to provide borrowing base capacity under the facility and with the senior secured term loan due 2014 extinguished, the ABL facility has a first lien on the domestic and Canadian equipment of the Company. The Company expects to add up to approximately $103.0 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with agent for the ABL lenders. The Company believes the ABL facility and other sources of liquidity are currently adequate to fund its operations, but is carefully monitoring the global economic environment and its impact on its customers’ procurement volumes, which could affect its liquidity.

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

TCIMS and the Company’s other domestic subsidiaries guarantee the entire ABL facility. The facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the U.S. domiciled current assets and related intangible assets of the Company’s U.S. subsidiaries. The Company’s Canadian, U.K. and French subsidiaries guarantee the respective sub-facilities available to them. The individual sub-facilities are secured, subject to certain exceptions, by a first-priority security interest in the current assets of the respective subsidiary. Borrowing base availability for borrowings by our foreign subsidiaries can be provided either by their own current assets or by excess availability under the borrowing base supplied by U.S. assets. However, the U.S. subsidiaries may only borrow against borrowing base supplied by their own assets and may not use collateral support from the foreign subsidiaries who are party to the agreement. The priority of security interests between the lenders under the ABL facility and the lenders under the Term Loan Facility are governed by an intercreditor agreement.

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

During each period commencing when the amount available under our ABL facility is less than 10.0% of the total commitments under our ABL facility, and continuing until the amount available under the ABL facility has been greater than 10.0% of the total commitments under our ABL facility for 30 consecutive days, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants and other customary events of default.

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

Obligations of TCIMS under the Term Loan Facility are senior obligations guaranteed by Metal Services and substantially all of TCIMS’ wholly-owned existing and future direct and indirect U.S. subsidiaries, with certain customary and agreed-upon exceptions. TCIMS and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while Metal Services has pledged its shares of capital stock of TCIMS, provided that the security interest in favor of the lenders under the Term Loan Agreement has second priority for such lenders with respect to all collateral securing TCIMS’ ABL Facility (including accounts receivable, inventory and certain fixed assets) and first priority with respect to substantially all other pledged assets.

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

Commencing on the last business day of June 2012, the Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan Facility, which is March 20, 2019. TCIMS may prepay amounts outstanding under the Term Loan Facility at any time. If such prepayment is made as a result of certain refinancing or repricing transactions within one year following the closing date, TCIMS will be required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. Subject to certain exceptions, the Term Loan Facility requires TCIMS to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of excess cash flow, which percentage is based upon TCIMS’ total net first lien senior secured leverage ratio.

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

Loans From Noncontrolling Interest

In 2011, the Company formed a South African subsidiary with a minority partner. The Company controls the subsidiary through a 75% ownership of the subsidiary’s common stock and the results of the subsidiary are consolidated. In addition to its equity funding, the South African subsidiary received proceeds from loans from its shareholders. The loans were made in the same proportion as the equity interest so that the subsidiary received 75% of its shareholder loan funding from the Company. The remaining 25% of the South African subsidiary’s shareholder loan funding has been received from the minority partner and is recorded as Loans from noncontrolling interests.

Bank Term Loan Facility

In addition to equity and loan funding from its shareholders, the Company’s South African subsidiary (the “ South African Subsidiary”) has entered into a term loan agreement with a South African bank (“Bank term loan facility”). The South African Subsidiary received 30.0 million Rand ($3.6 million USD) in proceeds in the second quarter of 2012 from such loan. The loan carries interest at the South African prime rate minus 0.8% and is payable in South African Rand. The loan is subject to financial covenants based on the results of operations of the South African Subsidiary. The loan is non-recourse to the Company and to any subsidiary or affiliate of the Company other than the South African Subsidiary.

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

At the dates indicated, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

	Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC		June 30, 2012	December 31, 2011
Interest rate swaps	Other noncurrent liabilities	$—	$391

The interest rate swaps that became effective on April 1, 2010 settled on a monthly basis and the Company recorded Interest Expense for cash payments it made to its counterparties.

The Company recognized the following amounts related to its derivatives for the second quarter ended June 30, 2012 and 2011 and for the six-month periods ending June 30, 2012 and 2011, respectively (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of gain (loss) recognized in OCI on derivative instruments				Location of loss reclassified from accumulated OCI into expense	Amount of loss reclassified from accumulated OCI into expense
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)			(Unaudited)		(Unaudited)
	2012	2011	2012	2011		2012	2011	2012	2011
Interest rate swaps	$—	$(59)	$(7)	$(108)	Interest Expense	$—	$253	$247	$498

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

The Company is also continuing to increase its international raw materials procurement activities and may encounter transactions where the related purchase and sale of materials are in different currencies. In those cases, the Company will evaluate its exposure and may enter into additional foreign currency forward agreements to protect its margin on those transactions. The Company will also continue to monitor other risks, including risks related to commodity pricing, and, in the future, may use derivative instruments to mitigate those risks as well.

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

As of June 30, 2012, there were 14,473,178 shares of Class A Common Stock and 24,782,795 shares of Class B Common Stock outstanding. There were 12,894,333 shares of Class A Common Stock and 26,361,640 outstanding at December 31, 2011.

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

Class A Preferred Stock—The Company has 22,000 shares of authorized Class A preferred stock with a par value of $0.001. On April 19, 2011, in connection with the Company’s initial public offering, all of the then outstanding shares of Class A preferred stock automatically converted into Class B Common Stock. There were no shares of Class A preferred stock outstanding at either June 30, 2012 or December 31, 2011.

The preferred Class A stock had an initial liquidation preference of $9,900 per share and carried an 8% accumulating, compounding dividend. The accumulated dividends were recorded as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as an increase in accumulated deficit. During the quarter ended June 30, 2011, the Company recorded accumulating dividends of $7.2 million.

Note 9—Stock Based Compensation

Long Term Incentive Plan

In April 2011, the Company adopted the TMS International Corp. Long-Term Incentive Plan and registered 1,558,170 shares of Class A Common Stock to be available for awards. The plan provides for grants of stock-based awards to key employees and non-employee directors. The Company has had two grants under the Long Term Incentive Plan. On April 13, 2011, the date of the Company’s initial public, the Company granted 519,390 stock options. On April 13, 2012, the Company granted an additional 386,500 stock options. Each grant vests over four years with 10% vesting on the first anniversary date of the grant, 20% on the second anniversary, 30% on the third anniversary and 40% on the fourth anniversary. In addition to the time based vesting requirement, one-half the total grant is also subject to a performance based exercisability requirement: For those options to be exercisable, the share price of the Company’s Class A Common Stock must close at 115% or more of the exercise price of the option on the day immediately preceding the exercise of the option. The 2011 grant has an exercise of $13.00 per option and half the award is exercisable only when the stock price is $14.95 per share or greater. The 2012 has an exercise price of $11.18 and half the award is exercisable only when the stock price is $12.86 or greater.

For that portion of the awards that is subject to time based vesting only, the Company used the Black-Scholes option pricing model to value the options. The expected term of grant was determined using a “safe harbor” calculation provided in SAB 107 for entities without extensive historical data. The term is calculated as the mid-point between the vesting period and the contractual term of the option. The risk free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate was estimated based on forfeiture experience in the Company’s previous share based compensation plans. The expected volatility was estimated based on the average volatility of the stock price of peer group companies that were identified based on their market capitalization, industry, stage of life cycle and capital structure.

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

The fair value of each type of award was calculated for each individual vesting tranche. The options granted, exercise price, minimum stock price required for exercisability, weighted-average fair value of each type of award, total weighted average fair value of options granted with the assumptions used in determining the fair values is:

	2012 Grant		2011 Grant
	Time based vesting only	Time based vesting + performance criteria	Time based vesting only	Time based vesting + performance criteria
Options granted	193,250	193,250	259,695	259,695
Exercise price	$11.18	$11.18	$13.00	$13.00
Minimum stock price for exercise	N/A	$12.86	N/A	$14.95
Weighted average fair value of grant	$5.77	$5.73	$6.84	$6.78
Total fair value of options granted (in thousands)	$1,115	$1,107	$1,776	$1,761

Risk-free rate	1.27%	2.08%	2.59%	3.42%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	2.00%	2.00%	2.00%	2.00%
Expected volatility	52.41%	49.16%	50.87%	48.32%
Expected term in years	6.50	6.59	6.50	6.59

The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the performance based options by amortizing each individual tranche over the estimated requisite service period. During the six-month period ended June 30, 2012, the Company recognized $0.8 million in share based compensation expense related to the Long Term Incentive Plan.

Of the 386,500 shares of our Class A Common Stock underlying the options in the 2012 grant, 372,400 shares were drawn from the aggregate amount reserved for issuance under the Long-Term Incentive Plan, and the remaining 14,100 shares were drawn from shares underlying options that were issued at the time of our IPO but that were subsequently forfeited and (under the terms of the Long-Term Incentive Plan) became available for re-issuance.

The following tables show the grants and forfeitures of options granted under the Long Term Incentive Plan during the six months ended June 30, 2012.

Time based vesting only options Grant date	Weighted average exercise price per share	Outstanding 12/31/2011	Six months ended June 30, 2012		Outstanding 06/30/2012
			Granted	Forfeited
April 13, 2012	$11.18	—	193,250	(1,500)	191,750
April 13, 2011	$13.00	253,995	—	(6,108)	247,887

Time based vesting + performance criteria options Grant date	Weighted average exercise price per share	Outstanding 12/31/2011	Six months ended June 30, 2012		Outstanding 06/30/2012
			Granted	Forfeited
April 13, 2012	$11.18	—	193,250	(1,500)	191,750
April 13, 2011	$13.00	253,995	—	(6,108)	247,887

Restricted Stock Plan

Effective February 28, 2007, TMS established the TMS International Corp. restricted stock plan and granted 447,228 shares of restricted stock to employees of the Company. On the grant date, 111,807 shares, 25% of the total grant, vested immediately and, so long as the recipients remain actively employed by the Company, the remaining shares were scheduled to vest in even 15% increments on each of the first five anniversary dates of the grant. The Company estimated the restricted shares had a fair value of $0.48 per share on the grant date based on the amount paid for its common stock during the acquisition of us by Onex. Share based compensation costs for the restricted stock before any modification of the award for the six months ended June 30, 2012 and 2011 were not material.

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

Information by reportable segment is as follows (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net of inter-segment revenues
Mill Services Group	$182,597	$167,764	$362,668	$327,244
Raw Material and Optimization Group	486,744	502,977	1,053,615	1,007,433
Administrative Group	13	10	30	34

	$669,354	$670,751	$1,416,313	$1,334,711

Adjusted earnings before interest, taxes, depreciation and amortization
Mill Services Group	$35,440	$29,966	$67,857	$59,969
Raw Material and Optimization Group	11,645	11,288	26,260	25,968
Administrative Group	(9,238)	(7,804)	(19,477)	(17,882)

	$37,847	$33,450	$74,640	$68,055

Depreciation and Amortization
Mill Services Group	$14,616	$12,658	$28,725	$25,384
Raw Material and Optimization Group	103	116	193	216
Administrative Group	2,020	2,067	4,040	4,102

	$16,739	$14,841	$32,958	$29,702

June 30, 2012
(unaudited)
Total assets
Mill Services Group	$607,618
Raw Material and Optimization Group	351,154
Administrative Group	41,044

$999,816

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of total revenue contributed by each Segment:
Mill Services Group	27.3%	25.0%	25.6%	24.5%
Raw Material and Optimization Group	72.7%	75.0%	74.4%	75.5%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to income before tax for the periods indicated (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Adjusted earnings before interest, taxes, depreciation and amortization	$37,847	$33,450	$74,640	$68,055
Less: Depreciation and Amortization	(16,739)	(14,841)	(32,958)	(29,702)
Interest Expense	(5,923)	(7,907)	(14,024)	(16,584)
Share based compensation associated with IPO	—	(1,304)	—	(1,304)
Loss on early extinguishment of debt	—	—	(12,300)	—

Income Before Income Taxes	$15,185	$9,398	$15,358	$20,465

Note 11—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense (benefit) recognized under the Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans Topic of FASB ASC (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U.S. plans
Service cost	—	—	—	—
Interest cost	242	233	485	468
Expected return on plan assets	(308)	(341)	(616)	(683)
Net amortization	226	128	451	256

Net periodic pension (income) costs-U.S. plans	$160	$20	$320	$41

Canadian plans
Service cost	53	51	106	102
Interest cost	63	64	126	128
Expected return on plans assets	(52)	(58)	(104)	(116)
Net amortization	11	5	22	10

Net periodic pension costs-Canadian plans	75	62	150	124

Other plans
Defined contribution	764	694	1,856	1,733
Multi-employer pension plans	1,457	1,347	2,866	2,638

Total other plans	2,221	2,041	4,722	4,371

Total net pension expense	$2,456	$2,123	$5,192	$4,536

The Company’s contributions to its defined benefit pension plans for the six months ended June 30, 2012 and 2011 were $1.0 million and $0.4 million, respectively.

For the full year 2012, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $1.2 million. The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$76	$43	$152	$87
Interest cost	78	53	156	128
Net amortization	17	—	34	—

Net periodic costs	$171	$96	$342	$215

The Company does not expect to contribute to the other post-employment benefit plan in 2012 and intends to pay benefit claims as they become due. For the six months ended June 30, 2012 and 2011, other post-employment benefit payments were $0.1 million and $0.1 million, respectively.

Note 12—Fair Value of Financial Instruments

The carrying amount of cash and equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s obligations under its ABL facility, Term Loan and bank term loan facility all have variable interest rates and, in our opinion, the carrying value approximates the fair value at the balance sheet dates. The fair value of the Company’s senior subordinated notes is based on quoted market prices; however, the senior subordinated notes are thinly traded. The fair value of the Company’s capital equipment leases has been estimated based on future expected cash flows relative to current interest rates.

The fair value compared to the carrying value is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Carrying value of financial instruments in:
Accrued expenses
Interest rate swaps	$—	$391

Long-term debt (includes current portion)
Senior secured term loan	$—	$157,163
Senior subordinated notes	—	223,000
New Senior Secured Term Loan	297,121	—
Bank term loan facility	3,627	—
Capital equipment leases and other	9,058	7,947

Total long-term debt	$309,806	$388,110

Fair value:
Accrued expenses
Interest rate swaps	$—	$391

Long-term debt (includes current portion)
Senior secured term loan	$—	$157,163
Senior subordinated notes	—	224,673
New Senior Secured Term Loan	297,121	—
Bank term loan facility	3,627	—
Capital equipment leases and other	9,058	7,947

Total long-term debt	$309,806	$389,783

Note 13—Commitments and Contingencies

Two non-operating subsidiaries of a predecessor company, along with a landfill and waste management business, were spun-off to our former stockholders in October 2002. The two former subsidiaries were subject to asbestos-related personal injury claims. We believe that the Company has no obligation for asbestos-related claims regarding the spun-off subsidiaries. In addition, the Company has been named as a defendant in certain asbestos-related claims relating to lines of business that were discontinued over 20 years ago. We believe that the Company is sufficiently protected by insurance with respect to these asbestos-related claims related to these former lines of business, and we do not believe that the ultimate outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is a party to other lawsuits, litigation and proceedings arising in the normal course of business, including but not limited to regulatory, commercial and personal injury matters. While the precise amount of loss, if any, is not presently determinable, the Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at June 30, 2012 was approximately $9.1 million.

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

Note 15—Commercial Arbitration Award

On March 28, 2011, the Company was awarded $13.2 million against a former customer in a commercial arbitration case brought under the parties’ service agreement. The basis for the Company’s claims was the refusal of the customer to negotiate required price increases based on its change of practices and the customer’s wrongful unilateral early termination of the agreement. The Company considers the arbitration award a contingent gain and therefore did not record a gain for the full amount of the award, but recorded income when the proceeds from the award were constructively received.

The former customer and its parent entity were sold pursuant to a stock sale to a buyer (“Buyer Entities”) following the dispute and subsequent to the arbitration award. Following the purchase by the Buyer Entities, in April 2011, the Company petitioned the arbitrator for fees and costs in the amount of $3.1 million. In July 2011, the Company entered into a scrap purchase agreement with the Buyer Entities, and in August 2011, the Company and the Buyer Entities entered into a payment agreement pursuant to which the Buyer Entities agreed to pay the Company $15.0 million in respect of the arbitration award and the Company’s fees and costs, which represented a discount of $1.2 million against the total amount of the award, costs and expenses. Pursuant to the agreement, the discount would only be applied if the $15.0 million was paid in full by June 30, 2012. The Buyer Entities did not pay the agreed $15.0 million in full by June 30, 2012. The Buyer Entities had been making payments against the award partially by committed cash payments and the balance by credits against the transfer of various scrap metal commodities from the Buyer Entities to the Company at mutually agreed values under the scrap purchase agreement.

On May 31, 2012, the Buyer Entities and various other subsidiaries and affiliates filed for protection under the U.S. Bankruptcy Code. At that date, the remaining balance of the arbitration award plus fees and costs, as restated to $16.3 million based on the loss of the discount owed to the Company, was $4.8 million. That balance is an unsecured claim in the bankruptcy proceedings of the Buyer Entities. The Company does not expect to recognize any further income from this award, and certain payments previously received from the Buyer Entities under the award may be subject to normal course preference claims or other avoidance actions during bankruptcy proceedings. The amount and validity of any such claims, if made, cannot yet be determined. Accordingly, the Company has not reserved for any potential avoidance actions.

During the three months ended June 30, 2012 and June 30, 2011, the Company recorded $3.0 million and $1.0 million, respectively, against the arbitration award for cash payments and for the value of scrap commodities transferred to the Company by the Buyer Entities in lieu of cash payments. The Company incurred contingent legal fees related to the arbitration award of $0.6 million and $0.2 million during the three months ended June 30, 2012 and June 30, 2011, respectively. The fees were recognized in selling, general and administrative expense.

During the six months ended June 30, 2012 and June 30, 2011, the Company recorded $5.1 million and $1.0 million, respectively, against the arbitration award and incurred contingent legal fees of $1.0 million and $0.2 million, respectively.

Note 16—Related-Party Transactions

The Company’s series 2008 promissory notes were issued to Onex, members of the Company’s senior management team, its board of directors and certain other employees who also have an equity interest in the Company. The holders earned interest on those notes totaling $1.0 million in 2011. The notes were redeemed in April 2011 in connection with the Company’s initial public offering.

The Company incurred and paid management fees and expenses incurred to an affiliate of its majority owner, Onex Partners II LP, totaling $0.5 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. The second quarter 2012 and 2011 amounts incurred were $0.2 and $0.3, respectively.

Note 17—Recent Accounting Pronouncements

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

Results of Operations. This section provides a discussion of our results of operations for the second quarter and six-month period ended June 30, 2012 compared to the second quarter and six-month period ended June 30, 2011.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six-month period ending June 30, 2012 compared to the six-month period ended June 30, 2011. This section also includes a discussion of our liquidity and Capital Expenditures.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 82 customer sites in 11 countries across North America, Europe, Latin America, and the Middle East and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 34 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

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

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 26% and 21% of our year to date 2012 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, internationally. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Asia and the Middle East.

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

In connection with the initial public offering, our Class A preferred stock automatically converted into 23,384,801 shares of Class B Common Stock. Immediately following our initial public offering, including the related stock split and conversion of series A preferred stock, we had outstanding 39,255,973 shares of common stock of which 12,880,000 shares were Class A Common Stock and 26,375,973 shares were Class B Common Stock.

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

In the first six months of 2012, approximately 8% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 92% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

In the first six months of 2012, approximately 99% of our Service Revenue was generated by our Mill Services Group, and approximately 1% of our Service Revenue was generated by our Raw Material and Optimization Group.

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

Results of Operations

Quarter ended June 30, 2012 compared to Quarter ended June 30, 2011

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Quarter ended June 30,		Variances
(dollars in thousands)	2012	2011	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$533,034	$552,781	$(19,747)	–3.6%
Service Revenue	136,320	117,970	18,350	15.6%

Total Revenue	669,354	670,751	(1,397)	–0.2%
Costs and expenses:
Cost of Raw Materials Shipments	515,776	533,732	(17,956)	–3.4%
Site Operating Costs	100,017	89,633	10,384	11.6%
Selling, General and Administrative Expenses	15,714	13,936	1,778	12.8%
Share based compensation associated with initial public offering	—	1,304	(1,304)	—
Depreciation and Amortization	16,739	14,841	1,898	12.8%

Total costs and expenses	648,246	653,446	(5,200)	–0.8%

Income from Operations	21,108	17,305	3,803	22.0%
Interest Expense, Net	(5,923)	(7,907)	1,984	25.1%

Income Before Income Taxes	15,185	9,398	5,787	61.6%
Income Tax Expense	(5,475)	(3,697)	(1,778)	–48.1%

Net Income	$9,710	$5,701	$4,009	70.3%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$669,354	$670,751	$(1,397)
Cost of Raw Materials Shipments	(515,776)	(533,732)	17,956

Revenue After Raw Materials Costs	$153,578	$137,019	$16,559	12.1%

Mill Services Group:
Total Revenue	$182,597	$167,764	$14,833
Cost of Raw Materials Shipments	(45,468)	(46,356)	888

Revenue After Raw Materials Costs	$137,129	$121,408	$15,721	12.9%

Raw Material and Optimization Group:
Total Revenue	$486,744	$502,977	$(16,233)
Cost of Raw Materials Shipments	(470,309)	(487,387)	17,078

Revenue After Raw Materials Costs	$16,435	$15,590	$845	5.4%

Administrative:
Total Revenue	$13	$10	$3
Cost of Raw Materials Shipments	1	11	(10)

Revenue After Raw Materials Costs	$14	$21	(7)

Adjusted EBITDA:
Net Income	$9,710	$5,701	$4,009
Income Tax Expense	5,475	3,697	1,778
Interest Expense, Net	5,923	7,907	(1,984)
Depreciation and Amortization	16,739	14,841	1,898
Share based compensation associated with initial public offering	—	1,304	(1,304)

Adjusted EBITDA	$37,847	$33,450	$4,397	13.1%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$35,440	$29,966	$5,474	18.3%
Raw Material and Optimization Group	11,645	11,288	357	3.2%
Administrative	(9,238)	(7,804)	(1,434)	18.3%

	$37,847	$33,450	$4,397	13.1%

Adjusted EBITDA Margin	24.6%	24.4%	0.2%

Revenue from Sale of Materials. Revenue from Sale of Materials was $533.0 million for the second quarter of 2012 compared to $552.8 million for the second quarter of 2011. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $485.0 million or 91% of the Revenue from Sale of Materials in the second quarter of 2012, and $501.4 million or 91% in the second quarter of 2011. The remaining Revenue from Sale of Materials of $48.0 million in the second quarter of 2012 and $51.4 million in the second quarter of 2011 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from the Sale of Materials decreased 3.6% and the cost to procure the materials decreased by 3.4% in the second quarter of 2012 compared to the second quarter of 2011. The total volume of material we procured or arranged for our customers in the second quarter of 2012 was approximately equal to the second quarter of 2011. However, a portion of the volume we procure or arrange for our customers includes shipments where we do not take title and only record a commission or fee for arranging the shipments. Excluding the tonnage related to such arrangements, which have a minimal effect on our Revenue from Sale of Materials, our shipments increased approximately 6%. The increase in volume was more than offset by a decrease in the price of materials we procured for our customer which drove both the decline in Revenue from the Sale of Materials and the decrease in Cost of Scrap Shipments. The price of #1 Heavy Melt, an indicative grade of scrap, decreased approximately 7% year-over-year.

Service Revenue. Service Revenue was $136.3 million in the second quarter of 2012 compared to $118.0 million in the second quarter of 2011, an increase of 15.6%. Service Revenue is primarily generated by our Mill Services Group which produced $134.6 million and $116.4 million in the second quarter of 2012 and 2011, respectively. The Mill Services Group accounted for approximately 99% of Service Revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. Our Service Revenue increased 15.6% year-over-year, which was primarily driven by new business and Service Revenue related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. See “Note 15—Commercial Arbitration Award” for a discussion of the arbitration award settlement (the “Arbitration Award Settlement”). Factors that impact the year-over-year change in Service Revenue also impact the change in Revenue After Raw Materials Costs and are discussed below.

Cost of Raw Materials Shipments. Similar to the 3.6% decrease in Revenue from the Sale of Materials, the Cost of Raw Materials Shipments decreased 3.4% due predominantly to a decrease in the price of raw materials. The average composite price of #1 Heavy Melt Scrap during the second quarter of 2012 was $384 per ton compared to $411 per ton in the second quarter of 2011.

Revenue After Raw Materials Costs. Revenue After Raw Materials Costs for our Mill Services Group increased $15.7 million, or 12.9%, to $137.1 million in the second quarter of 2012 compared to $121.4 million in the second quarter of 2011. We generated $12.7 million in additional revenue from new contracts outside of the United States and Canada, including five new sites and a cross-sold service at an existing site. Within the U.S. and Canada, we generated an incremental $2.4 million of Service Revenue from our largest U.S. site due largely to incremental production at the facility. Additionally, in the second quarter of 2012, we recorded $3.1 million of Service Revenue related to the Arbitration Award Settlement. We recorded $1.0 million of Service Revenue related to the Arbitration Award Settlement in the second quarter of 2011. See “Note 15—Commercial Arbitration Award” for a further discussion of the Arbitration Award Settlement and its current procedural status.

The Revenue After Raw Materials Costs for our Raw Material and Optimization Group increased $0.8 million, or 5.4%, to $16.4 million. The per ton margin on our raw material procurement activity increased approximately 6% driven by margins improvements in one domestic channel of business. The increase in our per ton margins drove the year-over-year increase in Revenue After Raw Materials Costs for our Mill Services Group as the tonnage we procured for and sold to our customers was approximately equal year-over-year.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. Site Operating Costs are largely variable and generally vary in-line with our customers’ production and our Service Revenue. Site operating costs increased $10.4 million year-over-year, or 11.6%. New international sites and contracts contributed $8.5 million of additional site operating costs in the second quarter of 2012 compared to the second quarter of 2011. Generally, new sites will incur some operating and overhead costs in advance of generating revenue in order to ramp-up operations as well as hire and train the workforce. Labor and fringe benefit costs increased $1.4 million, or approximately 2.7%.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the second quarter of 2012 were $15.7 million, compared to $13.9 million in the second quarter of 2011, an increase of $1.8 million. The increase resulted from a $0.9 million increase in our performance-based compensation accrual and a $1.4 million increase in salaries, wages and fringe benefit costs due to higher headcount largely dedicated to supporting growth. These increases were partially offset by a $0.5 million decrease in our non-income tax expense as we benefitted from a value added tax refund.

Adjusted EBITDA. Adjusted EBITDA for the second quarter of 2012 was $37.8 million compared to $33.5 million for the second quarter of 2011, an increase of 13.1%.

Our Mill Services Group’s Adjusted EBITDA increased $5.5 million, or 18.3%, to $35.4 million. Year-over-year, new sites and contracts provided $4.0 million of additional Adjusted EBITDA. Additionally, increased revenue at one large domestic site and two international sites helped to generate an additional $1.8 million of Adjusted EBITDA. Adjusted EBITDA also benefited from recognizing $2.4 million from the arbitration award settlement compared to $0.8 million in the second quarter of 2011. See “Note 15—Commercial Arbitration Award” for a further discussion of the Arbitration Award Settlement and its current procedural status. These favourable impacts were partially offset by the results of the domestic locations where we buy, process and sell scrap for our own account, where Adjusted EBITDA declined $1.3 million year-over-year, including a $0.4 million charge to state inventories at their net realizable value.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased by $0.4 million, or 3.2%. Our per ton margins on material we procured or arranged for our customers increased, driven primarily by a margin increase in one domestic channel of business. Year-over-year the volume we procured or arranged for our customers was relatively consistent. The increase in per ton margins was achieved in spite of a $0.9 million charge to reduce the carrying value of Raw Materials and Optimization Group inventory to its net realizable value.

Our Administrative net expenses increased $1.4 million, or 18.3%, in the second quarter of 2012 compared to the second quarter of 2011. The increase was primarily due to higher performance-based compensation accruals and severance costs.

Adjusted EBITDA Margin. Adjusted EBITDA margin in the second quarter of 2012 was 24.6% compared to 24.4% in the second quarter of 2011. The increase was mainly due to the EBITDA generated from the results of our new service contracts and the arbitration award settlement. These favorable variances were partially offset by the decrease in EBITDA at the domestic locations where we buy, process and sell scrap for our own account, where results were impacted by difficult market conditions and by a $1.3 million charge to state our inventories at their net realizable value due to a decline in the market price of scrap and raw materials in June, 2012.

Depreciation and Amortization. Depreciation and amortization expense during the second quarter of 2012 was $16.7 million compared to $14.8 million in the second quarter of 2011, an increase of approximately 12.8%. The increase was driven by higher Growth Capital Expenditures in 2012 compared to 2011. Amortization expense for the second quarter of 2012 was comparable to that incurred in the second quarter of 2011.

Interest Expense, Net. Interest Expense, Net for the second quarter of 2012 was $5.9 million, compared to $7.9 million in the second quarter of 2011, a decrease of $2.0 million. This decrease is due to lower average outstanding debt balances and underlying interest rates resulting from our 2012 refinancing.

Income Tax Expense. Income Tax Expense for the second quarter of 2012 was $5.5 million, or 36% of our pre-tax income, compared to a $3.7 million expense, or 39.3% of our pre-tax income, in the second quarter of 2011. The Income Tax Expense for the second quarter of 2012 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The estimated effective tax rate differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits and other items which were slightly lower relative to forecast 2012 pre-tax book income than they were in the second quarter of 2011.

Results of Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Six months ended June 30,		Variances
(dollars in thousands)	2012	2011	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$1,145,693	$1,104,736	$40,957	3.7%
Service Revenue	270,620	229,975	40,645	17.7%

Total Revenue	1,416,313	1,334,711	81,602	6.1%
Costs and expenses:
Cost of Raw Materials Shipments	1,106,836	1,062,458	44,378	4.2%
Site Operating Costs	201,862	174,197	27,665	15.9%
Selling, General and Administrative Expenses	32,975	30,001	2,974	9.9%
Share based compensation associated with initial public offering	—	1,304	(1,304)	—
Depreciation and Amortization	32,958	29,702	3,256	11.0%

Total costs and expenses	1,374,631	1,297,662	76,969	5.9%

Income from Operations	41,682	37,049	4,633	12.5%
Interest Expense, Net	(14,024)	(16,584)	2,560	-15.4%
Loss on early extinguishment of debt	(12,300)	—	(12,300)	—

Income Before Income Taxes	15,358	20,465	(5,107)	-25.0%
Income Tax Expense	(5,536)	(8,547)	3,011	35.2%

Net Income	$9,822	$11,918	$(2,096)	-17.6%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$1,416,313	$1,334,711	$81,602
Cost of Raw Materials Shipments	(1,106,836)	(1,062,458)	(44,378)

Revenue After Raw Materials Costs	$309,477	$272,253	$37,224	13.7%

Mill Services Group:
Total Revenue	$362,668	$327,244	$35,424
Cost of Raw Materials Shipments	(89,179)	(88,754)	(425)

Revenue After Raw Materials Costs	$273,489	$238,490	$34,999	14.7%

Raw Material and Optimization Group:
Total Revenue	$1,053,615	$1,007,433	$46,182
Cost of Raw Materials Shipments	(1,017,647)	(973,720)	(43,927)

Revenue After Raw Materials Costs	$35,968	$33,713	$2,255	6.7%

Administrative:
Total Revenue	$30	$34	$(4)
Cost of Raw Materials Shipments	(10)	16	(26)

Revenue After Raw Materials Costs	$20	$50	$(30)

Adjusted EBITDA:
Net Income	$9,822	$11,918	$(2,096)
Income Tax Expense	5,536	8,547	(3,011)
Interest Expense, Net	14,024	16,584	(2,560)
Loss on early extinguishment of debt	12,300	—	12,300
Depreciation and Amortization	32,958	29,702	3,256
Share based compensation associated with initial public offering	—	1,304	(1,304)

Adjusted EBITDA	$74,640	$68,055	$6,585	9.7%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$67,857	$59,969	$7,888	13.2%
Raw Material and Optimization Group	26,260	25,968	292	1.1%
Administrative	(19,477)	(17,882)	(1,595)	8.9%

	$74,640	$68,055	$6,585	9.7%

Adjusted EBITDA Margin	24.1%	25.0%	–0.9%

Revenue from Sale of Materials. Revenue from Sale of Materials was $1,145.7 million for the six-month period ending June 30, 2012 compared to $1,104.7 million for the six-month period ending June 30, 2011. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $1,050 million, or 92%, of the Revenue from Sale of Materials in the six-month period ending June 30, 2012, and $1,004.1 million, or 91%, in the six-month period ending June 30, 2011. The remaining Revenue from Sale of Materials of $95.7 million in the six-month period ending June 30, 2012 and $100.7 million in the six-month period ending June 30, 2011 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from Sale of Materials increased by 3.7% in the six-month period ending June 30, 2012 compared to the six-month period ending June 30, 2011. The total volume of material we procured or arranged for our customers in the first six months of 2012 was approximately equal to the first six months of 2011. However, a portion of the volume we procure or arrange for our customers includes shipments where we do not take title and only record a commission or fee for arranging the shipments. Excluding the tonnage related to such arrangements, which have a minimal effect on our Revenue from Sale of Materials, our shipments increased approximately 7%. The increase in Revenue from the Sale of Materials from the additional procured volume was partially offset by a decrease in the market price of scrap and other raw materials. The composite price of #1 Heavy Melt, an indicative grade of scrap, decreased approximately 4% year-over-year. Changes in market price have a corresponding impact on our Cost of Scrap Shipments and generally do not affect our Revenue after Cost of Scrap Shipments.

Service Revenue. Service Revenue was $270.6 million in the six-month period ending June 30, 2012, compared to $230.0 million in the six-month period ending June 30, 2011. Service Revenue is primarily generated by our Mill Services Group which produced $267.0 million and $226.6 million in the six-month periods ending June 30, 2012 and June 30, 2011, respectively. The Mill Services Group accounted for approximately 99% of Service Revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. While steel produced by our customers, excluding customers where we have been operating under a contract for less than one year, increased 2% year-over-year, our Service Revenue increased $40.6 million, or 17.7%. The increase in Service Revenue was primarily driven by new contract wins both internationally and domestically.

Cost of Raw Materials Shipments. Cost of Raw Materials Shipments increased 4.2% in the first six months of 2012 compared to the first six months of 2011. The increase was attributable to the same factors that drove the increase in Revenue from the Sale of Materials including an increase in volume of material procured for our customers (excluding those tons where we do not take title and earn only a commission) and a higher value mix of products we procured for our customers. The average composite price of #1 Heavy Melt Scrap during the six-month period ending June 30, 2012 was $397 per ton, compared to $414 per ton in the six-month period ending June 30, 2011.

Revenue After Raw Materials Costs. Revenue After Raw Materials Costs for our Mill Services Group increased $35.0 million, or 14.7%, to $273.5 million in the six-month period ending June 30, 2012 compared to the six-month period ending June 30, 2011. We generated $25.7 million in additional Service Revenue from new contracts outside the United States and Canada, including five new sites and a cross-sold service at an existing site. Within the U.S., we generated an incremental $6.1 million of Service Revenue from two of our largest sites due to incremental volume produced by our customers. Additionally, we recorded $5.1 million of Service Revenue related to an arbitration award settlement stemming from the shutdown of operations at a previous customer site prior to the end of our service contract. A successor entity acquired the site’s business, assumed the liability for the arbitration award, and became our new customer. In addition to cash payments, our new customer agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. Comparatively, we recorded $1.0 million of related Service Revenue in the six month period ending June 30, 2011. The successor entity filed for bankruptcy on May 31, 2012 and we expect that we will not earn additional amounts under the arbitration awards and certain amounts we had received under the award might be subject to avoidance actions in the bankruptcy proceedings.

Revenue After Raw Materials Costs for our Raw Material and Optimization Group increased $2.3 million, or 6.7%, to $36.0 million. The volume of raw materials we procured and arranged was consistent year-over-year. The increase in the Group’s Revenue After Raw Materials Costs was driven by an increase in our per ton margin which was achieved in spite of a $0.9 million charge in June 2012 that was necessary to record inventory at net realizable value. A sizeable increase in the margin of one domestic channel of business drove the overall increase in the per ton margin.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. These costs are largely variable and are generally correlated with our customers’ production levels. Site Operating Costs increased by $27.7 million year-over-year, or approximately 15.9%. New sites and contracts contributed $18.8 million of additional site operating costs in the six-month period ended June 30, 2012 as compared to the six-month period ended June 30, 2011. Labor and fringe benefit costs increased $5.3 million and fuel and other petroleum-based supply costs increased $1.2 million.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the six-month period ending June 30, 2012 were $33.0 million, compared to $30.0 million in the six-month period ending June 30, 2011, an increase of 9.9%. Of the increase, $1.0 million related to higher performance-based compensation accrual and $2.8 million related to salaries, wages and fringe benefit costs for new raw material procurement staff as well as additional administrative headcount to support our international expansion. The increase in selling, general and administrative expenses was partially offset by a value added tax refund of $0.5 million. The refund, received in May 2012, related to a first quarter 2011 assessment. At the time of the assessment, we were uncertain as to whether or not we would recover the VAT and we recorded a reserve of $0.5 million. That reserve was relieved when we received the refund.

Adjusted EBITDA. Adjusted EBITDA for the six-month period ending June 30, 2012 was $74.6 million compared to $68.0 million for the six-month period ending June 30, 2011, an increase of $6.6 million or 9.7%.

Our Mill Services Group’s Adjusted EBITDA increased $7.9 million, or 13.2%, to $67.9 million. The increase in Adjusted EBITDA was driven by a 2% increase in the volume of steel produced by our customers and $6.5 million of incremental EBITDA associated with new customer contracts. Adjusted EBITDA also benefitted from recognizing $4.1 million related to an arbitration award settlement compared to $0.8 million in the second quarter of 2011. The award stemmed from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. A successor entity has acquired the site’s business, assumed the arbitration award liability, and become our new customer. In addition to cash payments, our new customer agreed to compensate us through discounted or forgiven payments for trade transactions over a period of time. The successor entity filed for bankruptcy on May 31, 2012 and we expect that we will not earn additional amounts under the arbitration awards and certain amounts we had received under the award might be subject to avoidance actions in the bankruptcy proceedings. Additionally increased revenue at one large domestic site and two international sites helped to generate an additional $1.8 million of Adjusted EBITDA. These favorable impacts were partially offset by the results of our domestic location where we buy, process and sell scrap for our own account, where Adjusted EBITDA declined $3.3 million year-over-year, including a $0.4 million charge to state inventories at their net realizable value.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased $0.3 million or 1.1% to $26.3 million. Our per ton margins on material we procured or arranged for our customers increased, driven primarily by a margin increase in one domestic channel of business. Year-over-year the volume we procured or arranged for our customers was relatively consistent. The increase in per ton margins was achieved in spite of a $0.9 million charge to reduce the carrying value of Raw Materials and Optimization Group inventory to its net realizable value in June 2012 and $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner which was recorded in the six month period ending June 30, 2011 which are non-recurring in nature.

Our Administrative net expenses increased $1.6 million in the six-month period ending June 30, 2012 to $19.5 million, compared to the six-month period ending June 30, 2011. The increase was primarily the result of higher performance-based compensation accruals and severance costs.

Adjusted EBITDA Margin. Our Adjusted EBITDA margin decreased from 25.0% in the six-month period ending June 30, 2011 to 24.1% during the six-month period ending June 30, 2012. The decline was mainly due to the decrease in EBITDA at the domestic locations where we buy, process and sell scrap for our own account, a $1.3 million charge to state our inventories at their net realizable value due to a decline in the market price of scrap and raw materials in June, 2012 and the impact of the overhead costs associated with the ramp-up and administrative support of new international business. These negative impacts were partially offset by EBITDA generated from the arbitration award settlement and the operating results of our new international business.

Depreciation and Amortization. Depreciation and amortization expense during the six-month period ending June 30, 2012 was $33.0 million compared to $29.7 million in the six-month period ending June 30, 2011, an increase of 11.0%. The increase is the result of higher Growth Capital Expenditures in 2012 versus 2011 primarily at our new Mill Services Group sites. Amortization expense for the six-month period ending June 30, 2012 was comparable to that incurred in the six-month period ending June 30, 2011.

Loss on Early Extinguishment of Debt. In March 2012, we entered into a new $300.0 million term loan facility and paid off our obligations under our previous term loan facility due 2014 and our senior subordinated notes due 2015. In connection with the refinancing, we incurred a $12.3 million loss in the early extinguishment of debt which consisted of a $5.4 million senior note redemption premium, $1.8 million of interest payable to holders through the redemption date, $5.0 million to write-off the unamortized deferred issuance costs on the extinguished indebtedness and $0.1 million in miscellaneous legal and administrative charges.

Interest Expense, Net. Interest Expense, Net for the six-month period ending June 30, 2012 was $14.0 million, compared to $16.6 million for the six-month period ending June 30, 2011, a decrease of $2.6 million. This decrease is due to lower average outstanding debt balances and lower underlying interest rates resulting from our 2012 refinancing.

Income Tax Expense. Income Tax Expense for the six-month period ending June 30, 2012 was $5.5 million, or 36.0% of our pre-tax income, compared to $8.5 million of expense, or 41.8% of our pre-tax income in the six-month period ending June 30, 2011. The Income Tax Expense for the six months of 2012 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The estimated effective tax rate differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits and other items which were slightly lower relative to forecast 2012 pre-tax book income than they were in the first six months of 2011.

Liquidity and Capital Resources

The eligible accounts receivable and eligible inventory that comprise the collateral under the ABL facility as of June 30, 2012 supported a gross borrowing base of approximately $208.7 million. Our excess available balance was $190.4 million as we had issued and outstanding borrowing of $0.2 million and $18.1 million of outstanding letters of credit. The gross borrowing base was approximately $141.3 million below the $350.0 million limit of the ABL facility. The ABL facility also allows for eligible equipment to provide borrowing base capacity under the facility and, with the senior secured term loan due 2014 extinguished, the ABL facility has a first lien on our domestic and Canadian equipment. The Company expects to add an additional approximately $103.0 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with the agent for the ABL lenders.

We believe that cash flow from operations, together with availability under our new ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in the six-month period ending June 30, 2012 was $64.9 million compared to cash used by operations of $14.0 million in the six-month period ending June 30, 2011. Working capital items provided $6.3 million of cash in the first six months of 2012 compared to using $65.6 million in the first six months of 2011. Significant changes in working capital items generally relate to our raw material procurement activities and while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. Additionally, we may, from time to time, invest in our working capital in order to take advantage of opportunities to realize higher than normal margins in our Raw Material and Optimization Group.

Net cash used in investing activities in the six-month period ending June 30, 2012 was $55.4 million, of which $38.1 million funded Growth Capital Expenditures and $17.4 million funded Maintenance Capital Expenditures. In the six-month period ending June 30, 2011, our net cash used by investing activities consisted primarily of $8.1 million of Growth Capital Expenditures and $17.9 million of Maintenance Capital Expenditures. Generally, our Maintenance Capital Expenditures will vary with our customer production as the schedule of assets and major components replacement is highly correlated with equipment operating hours.

Net cash used for financing activities in the first six months of 2012 was $91.9 million, mainly comprised of amounts paid to reduce our overall indebtedness as part of our March 2012 refinancing and the issuance and termination fees associated with that refinancing. We received $297.0 million in proceeds from our new Term Loan Facility and paid off $223.0 million of senior subordinated notes and $157.2 million outstanding on our senior secured term loan due 2014. We also incurred $13.7 million of debt issuance and termination fees associated with the transaction. In addition to the proceeds of our new senior secured term loan, we used available cash and a $30.0 million draw on our ABL facility to consummate the March 20, 2012 refinancing. During the second quarter of 2012, we paid down our ABL facility with cash on hand by $25.0 million. Net cash used by financing activities during the first six months of 2011 consisted of primarily $44.2 million of debt repayments, which included a $42.2 million prepayment on our Series 2008 Promissory Notes.

Discretionary Cash Flow

During the six-month period ending June 30, 2012 we generated $57.2 million of Discretionary Cash Flow compared to $50.2 in the first six months of 2011. We define Discretionary Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures and it is calculated as follows for the periods indicated (in thousands):

	Six months ended
	June 30, 2012	June 30, 2011
Adjusted EBITDA	$74,640	$68,055
Maintenance Capital Expenditures	(17,420)	(17,904)

Discretionary Cash Flow	$57,220	$50,151

The increase in Maintenance Capital Expenditures was driven by our improved operating results and the fact that we have been able to achieve that improvement with a comparable level of Maintenance Capital Expenditures.

The table below reconciles Discretionary Cash Flow to Cash flow provided by (used in) operating activities, for the periods indicated (in thousands):

	Six months ended
	June 30, 2012	June 30, 2011
Discretionary Cash Flow	$57,220	$50,151
Maintenance Capital Expenditures	17,420	17,904
Cash interest expense	(20,773)	(16,020)
Cash income taxes	(1,953)	(686)
Change in accounts receivable	4,673	(123,657)
Change in inventory	(5,162)	(27,476)
Change in account payable	10,323	92,157
Change in other current assets and liabilities	4,603	(5,924)
Other operating cash flows	(1,437)	(481)

Net cash provided by (used in) operating activities	$64,914	$(14,032)

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

	2009	2010	2011	6 months -2011	6 months -2012
Weighted average per ton price of #1 Heavy Melt Scrap	$209	$384	$411	$414	$397

Of note, while the weighted average price of #1 Heavy Melt averaged $397 per ton for the six months ending June 30, 2012, the price fell to $348 per ton at the end of June 2012.

New site start-ups in our mill services business also impact working capital movements as we fund the operating costs for some period of time before receiving the first cash payments for our services.

During the six-month period ending June 30, 2012, our accounts receivable decreased $4.9 million, or 1.7%, to $287.7 million, and our inventory increased $5.2 million, or 9.2%, to $61.5 million, in each case compared to the levels present at December 31, 2011. Our accounts payable increased $10.3 million during the same period. We generally expect that movements in accounts receivable and inventory will be offset by movements in accounts payable driven by the volume and market price of the raw materials we procure for our customers. However, for the six months ending June 30, 2012 this was not the case. Our accounts receivable decreased and our accounts payable increased each generating a positive cash flow impact. A decrease in days sales outstanding and a slight increase in days payable drove favorable cash flow from both accounts receivable and accounts payable. The increase in inventory was caused by an increase in the volume of inventory we had on hand. Working capital movements during the six-month period ending June 30, 2011 were more in line with typical trends as the negative cash flow impacts from increases in accounts receivable and inventory were partially offset by the positive cash flow impact of an increase in accounts payable all of which was driven by the increase in the volume and market price of the raw materials we procured for our customers. During the first six months of 2011, our accounts receivable increased $123.3 million, or 59.5%, and our inventory increased by $27.5 million, or 71.1%. The cash invested in these items was partially offset by an increase in accounts payable of $74.8 million, or 42.1%.

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $300 million at June 30, 2012 and a $350 million variable rate, asset-based, revolving line of credit. At June 30, 2012, we had $0.2 million in outstanding revolving borrowings. Assuming no changes in variable rate borrowings from the amounts outstanding at June 30, 2012, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $3.0 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the six months ended June 30, 2012, we derived approximately 70.8% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, Trinidad/Tobago dollar, New Taiwan dollar, Bahraini dinar, United Arab Emirates dirham and the South African rand. For the six months ended June 30, 2012, we generated approximately $10.2 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $2.0 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

Commodity Risk

Our operations, which include raw materials procurement, logistics and processing for our customers, have limited raw materials price risk. In general, we carry little inventory relative to our sales volume, although we do maintain some inventory at our scrap processing and other locations. In addition, we occasionally take measured market risk in connection with our raw materials procurement services by either purchasing raw materials at a fixed price without an immediate corresponding sale order or agreeing to sell raw materials at a fixed price before having procured such materials. As a result, we have some exposure to changes in raw material prices.

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $26.1 million in fuel and other petroleum-based supplies costs for the six months ended June 30, 2012. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $5.2 million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2012 would likely change the indices used to calculate the 2013 price adjustment mechanism.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated as of March 20, 2012, among Tube City IMS Corporation, as borrower, Metal Services Holdco, LLC and Tube City IMS, LLC, as guarantors, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to TMS International Corp.’s Quarterly Report on Form 10-Q, filed May 8, 2012, File No. 001-35128).

10.2	Credit Agreement, dated as of December 15, 2011, among Tube City IMS Corporation, certain subsidiaries of Tube City IMS Corporation from time to time party thereto as borrowers, the guarantors from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to TMS International Corp.’s Annual Report on Form 10-K, filed February 21, 2012, File No. 001-35128).

10.3	First Amendment, dated April 13, 2012, to TMS International Corp. Nonstatutory Option Agreement by and between TMS International Corp. and Joseph Curtin dated April 13, 2011 (incorporated herein by reference to Exhibit 10.3 to TMS International Corp.’s Quarterly Report on Form 10-Q, filed May 8, 2012, File No. 001-35128).

10.4	TMS International Corp. Nonstatutory Option Agreement, dated April 13, 2012, by and between TMS International Corp. and Joseph Curtin (incorporated herein by reference to Exhibit 10.4 to TMS International Corp.’s Quarterly Report on Form 10-Q, filed May 8, 2012, File No. 001-35128).

10.5	First Amendment, dated April 13, 2012, to TMS International Corp. Nonstatutory Option Agreement by and between TMS International Corp. and Thomas E. Lippard dated April 13, 2011 (incorporated herein by reference to Exhibit 10.5 to TMS International Corp.’s Quarterly Report on Form 10-Q, filed May 8, 2012, File No. 001-35128).

10.6	TMS International Corp. Nonstatutory Option Agreement, dated April 13, 2012, by and between TMS International Corp. and Thomas E. Lippard (incorporated herein by reference to Exhibit 10.6 to TMS International Corp.’s Quarterly Report on Form 10-Q, filed May 8, 2012, File No. 001-35128).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101*	XBRL data file†

†	filed herewith.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, Commonwealth of Pennsylvania, on August 9, 2012.

TMS International Corp. and Subsidiaries

By:	/s/ Joseph Curtin	By:	/s/ Daniel E. Rosati
	Joseph Curtin		Daniel E. Rosati
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial Officer)