Form 10-Q
period 2012-09-30
TMS International Corp.
filed 2012-11-06
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

14,494,805 shares of Class A Common Stock, $0.001 par value per share, and 24,782,636 shares of Class B Common Stock, $0.001 par value per share, were outstanding as of the close of business on November 2, 2012.

Explanatory Note

Unless the context otherwise indicates or requires, as used in this report for the quarterly period ended September 30, 2012 (the “Quarterly Report”), references to:

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

•	“Mill Services Group” refers to the mill services group segment of the Company;

•	“Onex” refers to Onex Partners II LP, collectively with other entities affiliated with Onex Corporation;

•	“Raw Material and Optimization Group” refers to the raw material and optimization group segment of the Company; and

•	“TCIMS” refers to the Company’s wholly-owned indirect subsidiary, Tube City IMS Corporation, a Delaware corporation.

PART I—Financial Information

Item 1.	Financial Statements

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Revenue from Sale of Materials	$443,003	$589,146	$1,588,696	$1,693,882
Service Revenue	130,048	120,068	400,668	350,043

Total Revenue	573,051	709,214	1,989,364	2,043,925
Costs and Expenses:
Cost of Raw Materials Shipments	424,087	569,911	1,530,923	1,632,369
Site Operating Costs	96,759	90,963	298,621	265,160
Selling, General and Administrative Expenses	16,490	14,011	49,465	44,012
Share based compensation associated with initial public offering	—	—	—	1,304
Provision for Transition Agreement	—	745	—	745
Depreciation	14,655	11,856	41,509	35,424
Amortization	3,100	3,068	9,204	9,202

Total Costs and Expenses	555,091	690,554	1,929,722	1,988,216
Income from Operations	17,960	18,660	59,642	55,709
Interest Expense, Net	(5,989)	(7,792)	(20,013)	(24,376)
Loss on early extinguishment of debt	—	—	(12,300)	—

Income Before Income Taxes	11,971	10,868	27,329	31,333
Income Tax Expense	(1,920)	(4,497)	(7,456)	(13,044)

Net Income	10,051	6,371	19,873	18,289
Net (income) loss attributable to noncontrolling interests	(231)	134	141	194
Accretion on preferred stock	—	—	—	(7,156)

Net income attributable to TMS International Corp. common stock	$9,820	$6,505	$20,014	$11,327

Net Income per Share:
Basic	$0.25	$0.17	$0.51	$0.43
Diluted	$0.25	$0.17	$0.51	$0.43
Average Common Shares Outstanding:
Basic	39,274,874	39,255,973	39,262,343	26,290,157
Diluted	39,274,874	39,255,973	39,262,772	26,295,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

	TMS International		Noncontrolling Interests		Total
	Third quarter ended September 30		Third quarter ended September 30		Third quarter ended September 30
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)
Net income (loss)	$9,820	$6,505	$231	$(134)	$10,051	$6,371
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	4,250	(7,721)	(5)	(31)	4,245	(7,752)
Net unrecognized gains on derivatives	—	248	—	—	—	248

Total other comprehensive income (losses), net of tax	4,250	(7,473)	(5)	(31)	4,245	(7,504)

Comprehensive income (loss)	$14,070	$(968)	$226	$(165)	$14,296	$(1,133)

	TMS International		Noncontrolling Interests		Total
	Nine months ended September 30		Nine months ended September 30		Nine months ended September 30
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)
Net income (loss)	$20,014	$18,483	$(141)	$(194)	$19,873	$18,289
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	2,806	(1,853)	11	(66)	2,817	(1,919)
Net unrecognized gains on derivatives	240	637	—	—	240	637

Total other comprehensive income (losses), net of tax	3,046	(1,216)	11	(66)	3,057	(1,282)

Comprehensive income (loss)	$23,060	$17,267	$(130)	$(260)	$22,930	$17,007

The accompanying notes are an integral part of the consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,478	$108,830
Accounts receivable, net of allowance for doubtful accounts of $2,868 and $2,613, respectively	291,957	292,546
Inventories	54,300	56,297
Prepaid and other current assets	20,458	31,041
Deferred tax asset	7,609	7,114

Total current assets	400,802	495,828
Property, plant and equipment, net	206,080	158,314
Deferred financing costs, net of accumulated amortization of $1,326 and $9,517, respectively	10,357	10,638
Goodwill	242,407	241,771
Other intangibles, net of accumulated amortization of $68,767 and $59,461, respectively	149,293	155,769
Other noncurrent assets	5,212	3,675

Total assets	$1,014,151	$1,065,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$279,769	$273,816
Salaries, wages and related benefits	29,396	28,105
Accrued expenses	18,845	24,340
Revolving bank borrowings	—	159
Current portion of long-term debt	4,400	3,585

Total current liabilities	332,410	330,005
Long-term debt	296,451	379,250
Loans from noncontrolling interests	7,440	5,275
Deferred tax liability	54,966	53,791
Other noncurrent liabilities	21,685	20,833

Total liabilities	712,952	789,154
Stockholders’ equity (deficit):
Class A Common Stock; 200,000,000 shares authorized, $0.001 par value per share; 14,494,805 and 12,894,333 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	13	13
Class B Common Stock; 30,000,000 shares authorized, $0.001 par value per share; 24,782,636 and 26,361,640 issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	26	26
Capital in excess of par value	435,804	434,841
Accumulated deficit	(128,218)	(148,232)
Accumulated other comprehensive (loss)	(8,029)	(11,075)

Total TMS International Corp. stockholders’ equity	299,596	275,573
Noncontrolling interests	1,603	1,268

Total stockholders’ equity	301,199	276,841

Total liabilities and stockholders’ equity	$1,014,151	$1,065,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except share and per share data)

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$19,873	$18,289
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and Amortization	50,713	44,626
Amortization of deferred financing costs and original issue discount	1,950	1,850
Deferred income tax	3,589	11,789
Provision for bad debts	251	412
(Gain) loss on the disposal of equipment	(82)	44
Non cash share based compensation cost	1,390	1,909
Loss on early extinguishment of debt	12,300	—
Increase (decrease) from changes in:
Accounts receivable	338	(119,091)
Inventories	1,997	(23,674)
Prepaid and other current assets	5,730	2,182
Other noncurrent assets	(734)	295
Accounts payable	5,953	89,579
Accrued expenses	(4,218)	(11,030)
Other noncurrent liabilities	(218)	(589)
Other, net	66	(2,529)

Net cash provided by operating activities	98,898	14,062

Cash flows from investing activities:
Capital Expenditures	(84,865)	(50,598)
ERP & software expenditures	(2,249)	(1,105)
Proceeds from sale of equipment	464	520
Acquisition	—	(50)
Long-term investment	(900)	—
Contingent payment for acquired business	(131)	(337)
Cash flows related to IU International, net	(27)	(284)

Net cash used in investing activities	(87,708)	(51,854)

Cash flows from financing activities:
Revolving credit facility borrowing (repayments), net	(159)	3,259
Net proceeds from initial public offering	—	128,657
Borrowing from noncontrolling interest	2,347	—
Repayment of debt	(382,857)	(45,277)
Proceeds from debt issuance, net of original issue discount	300,703	—
Contributions from noncontrolling interests	(13,727)	—
Payments to acquire noncontrolling interest	(231)	—
Debt issuance and termination fees	269	979

Net cash (used in) provided by financing activities	(93,655)	87,618

Effect of exchange rate on cash and cash equivalents	113	(490)

Cash and cash equivalents:
Net (decrease) increase in cash	(82,352)	49,336
Cash at beginning of period	108,830	49,492

Cash at end of period	$26,478	$98,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

(unaudited)

	TMS International Corp.
	Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, December 31, 2010	—	4,943,992	4,943,992
Share-based compensation costs	—	—	—
Issuance of primary shares and recapitalization of existing shares	12,880,000	(2,000,000)	10,880,000
Accumulating dividend on Class A preferred stock	—	—	—
Conversion of preferred shares	—	23,384,801	23,384,801
Issuance of restricted stock associated with the IPO	—	47,180	47,180
Investment of noncontrolling interest	—	—	—
Net income (loss)	—	—	—
Other comprehensive income (loss)	—	—	—

Balances, September 30, 2011	12,880,000	26,375,973	39,255,973

	TMS International Corp.
	Common Stock
	Class A Shares	Class B Shares	Total Shares
Balances, December 31, 2011	12,894,333	26,361,640	39,255,973
Share-based compensation costs	—	—	—
Conversion of shares	1,579,004	(1,579,004)	—
Issuance of restricted stock	21,468	—	21,468
(Acquisition of) Investment by noncontrolling interest	—	—	—
Net income (loss)	—	—	—
Other comprehensive income (loss)	—	—	—

Balances, September 30, 2012	14,494,805	24,782,636	39,277,441

	TMS International Corp.
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total	Noncontrolling Interest	Total
	Class A Amount	Class B Amount
Balances, December 31, 2010	$—	$—	$—	$(165,717)	$(5,502)	$(171,219)	$266	$(170,953)
Share-based compensation costs	—	—	1,299	—	—	1,299	—	1,299

Issuance of primary shares and recapitalization of existing shares	13	3	128,639	—	—	128,655	—	128,655

Accumulating dividend on Class A preferred stock	—	—	(11)	(7,147)	—	(7,158)	—	(7,158)

Conversion of preferred shares	—	23	303,979	—	—	304,002	—	304,002
Issuance of restricted stock associated with the IPO	—	—	613	—	—	613	—	613
Investment of noncontrolling interest	—	—	—	—	—	—	979	979
Net income (loss)	—	—	—	18,483	—	18,483	(194)	18,289
Other comprehensive income (loss)	—	—	—	—	(1,216)	(1,216)	(66)	(1,282)

Balances, September 30, 2011	$13	$26	$434,519	$(154,381)	$(6,718)	$273,459	$985	$274,444

	TMS International Corp.						Noncontrolling Interest	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Amount	Class B Amount
Balances, December 31, 2011	$13	$26	$434,841	$(148,232)	$(11,075)	$275,573	$1,268	$276,841
Share-based compensation costs	—	—	1,390	—	—	1,390	—	1,390
Conversion of shares	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—
(Acquisition of) Investment by noncontrolling interest	—	—	(427)	—	—	(427)	465	38
Net income (loss)	—	—	—	20,014	—	20,014	(141)	19,873
Other comprehensive income (loss)	—	—	—	—	3,046	3,046	11	3,057

Balances, September 30, 2012	$13	$26	$435,804	$(128,218)	$(8,029)	$299,596	$1,603	$301,199

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1—Nature of Operations

TMS International Corp. (the “Company”) through its subsidiaries, including TCIMS, is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at 80 customer sites in 10 countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for future periods. The balance sheet as of December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all the notes required by GAAP for complete financial statements. Certain amounts have been reclassified to conform to current presentation. In the nine-month period ending September 30, 2011, the Company recorded $1.0 million of Revenue from the Sale of Materials and a $0.8 million credit to Cost of Raw Materials Shipments related to certain adjustments and a legal settlement of accounts with a trade partner which are not recurring in nature.

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

As a result of the activity in connection with the initial public offering, as of April 19, 2011, the Company had outstanding 39,255,973 shares of common stock. As of November 2, 2012, a total of 39,277,441 shares of common stock were outstanding with 14,494,805 shares designated as Class A Common Stock and 24,782,636 shares designated as Class B Common Stock.

Offering details and proceeds

On April 19, 2011, the Company closed an initial public offering selling 9,200,000 shares of Class A Common Stock at $13.00 per share. The Company received $111.8 million in net proceeds after deducting the underwriters’ commission. In the same initial public offering the Company’s existing stockholders also sold 2,000,000 shares of Class B Common Stock, which converted to Class A Common Stock upon sale, at $13.00 per share. On April 29, 2011, the Company sold an additional 1,680,000 shares of Class A Common Stock at $13.00 per share, generating an additional $20.4 million as the Company’s underwriters exercised their overallotment option. Additionally, the Company incurred $3.5 million of expenses as a direct result of the initial public offering, which reduced the net proceeds available for use. The Company used $44.0 million of proceeds from the initial public offering to pay off in full its obligations under the Series 2008 promissory notes. The remaining proceeds have been used for general corporate purposes including funding capital expenditures for new contracts.

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

Additionally, the Company granted an additional 47,180 shares of Class B Common Stock under its Restricted Stock Plan concurrently with the initial public offering. Those shares vested immediately and the Company recorded a $0.6 million charge in April 2011 related to the grant.

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

	Third quarter ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Basic average common shares outstanding	39,274,874	39,255,973	39,262,343	26,290,157
Dilutive effect of stock options outstanding	—	—	429	5,644

Diluted average common shares outstanding	39,274,874	39,255,973	39,262,772	26,295,801

As of September 30, 2012, the Company had outstanding 876,640 options to purchase shares of Class A Common Stock. The dilutive impact of those options is calculated using the treasury stock method.

Note 4—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Scrap iron and steel	$27,016	$20,447
Goods in transit	13,506	24,351
Spare parts and supplies	13,778	11,499

Total inventories	$54,300	$56,297

Scrap iron and steel inventories are stated at the lower of cost or net realizable value, with cost being determined using the weighted-average method. During the three months and nine months ended September 30, 2012, due to falling market prices for scrap and scrap substitutes, the Company recorded a charge of $0.9 million and $2.3 million, respectively, to record its scrap and steel inventories at their net realizable value.

Note 5—Income Taxes

The income tax expense for the nine months ended September 30, 2012 and 2011 reflects a year-to-date effective tax rate of 27.3% and 41.8%, respectively, and a 2012 estimated annualized effective tax rate of 28.9%. The income tax expense for the nine months ended September 30, 2012, is based on an estimated annual effective rate, which requires management to make its best estimate of expected pre-tax income for the year. The estimated effective tax rate for 2012 differs from the federal statutory rate of 35.0% due principally to a reduction in the valuation allowance on foreign tax credits due to the expected use of those credits. State taxes, foreign taxes and permanent differences related to nondeductible marketing expenses also contributed to the difference. The estimated rate for 2011 differed from the statutory rate due principally to state taxes, foreign taxes and permanent differences related to nondeductible marketing expenses and foreign deemed dividends.

Accounting for Uncertainty in Income Taxes

As of September 30, 2012 and December 31, 2011, the Company has recorded a $1.2 million and $1.4 million liability, respectively, for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The change in the uncertain tax position liability resulted from a statute expiration with a coinciding increase to income. The total amount of interest and penalty recognized related to uncertain tax positions as of September 30, 2012 and 2011 was not material. The tax years 2009-2011 remain open to examination by the major taxing jurisdictions where the Company conducts business.

Note 6—Debt

Debt is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
ABL facility	$—	$—
Invoice discounting facility	—	159
Senior secured term loan due 2019, net of original issue discount	295,729	—
Senior secured term loan due 2014	—	157,163
Senior subordinated notes	—	223,000
Loans from noncontrolling interests	7,440	5,275
Bank term loan facility	3,418	—
Capital equipment leases and installment notes	1,704	2,672

Total indebtedness	$308,291	$388,269

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Revolving borrowings	$—	$159
Current portion of long-term debt	4,400	3,585
Long-term debt	296,451	379,250
Loans from noncontrolling interests	7,440	5,275

Total indebtedness	$308,291	$388,269

2012 Refinancing

On March 20, 2012 (the “Closing Date”), certain subsidiaries of the Company, including TCIMS (as the borrower) and Metal Services Holdco LLC (“Metal Services”) and Tube City IMS, LLC, as guarantors, entered into a new $300 million senior secured term loan agreement due in March 2019 (“Term Loan Facility”).

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

As of September 30, 2012, the eligible accounts receivable, inventory and equipment that comprise the collateral under the ABL facility supported a gross borrowing base of $242.9 million. At September 30, 2012, there were no borrowings outstanding under the ABL facility and $8.1 million letters of credit outstanding against the facility, leaving a net available balance of $234.8 million. The ABL facility allows for eligible equipment to provide borrowing base capacity under the facility and the ABL lenders have a first lien on the domestic and Canadian equipment of the Company. The Company expects to add up to approximately $75.5 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with agent for the ABL lenders. The Company believes the ABL facility and other sources of liquidity are adequate to fund its operations, but is carefully monitoring the global economic environment and its impact on its customers’ procurement volumes, which could affect its liquidity.

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

At the dates indicated, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

	Derivatives
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC	Balance Sheet Location	Fair Value
		September 30, 2012	December 31, 2011
Interest rate swaps	Other noncurrent liabilities	$—	$391

The interest rate swaps that became effective on April 1, 2010 settled on a monthly basis and the Company recorded Interest Expense for cash payments it made to its counterparties.

The Company recognized the following amounts related to its derivatives for the third quarter ended September 30, 2012 and 2011 and for the nine-month periods ending September 30, 2012 and 2011, respectively (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of gain (loss) recognized in OCI on derivative instruments				Location of loss reclassified from accumulated OCI into expense	Amount of loss reclassified from accumulated OCI into expense
	Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)			(Unaudited)		(Unaudited)
	2012	2011	2012	2011		2012	2011	2012	2011
Interest rate swaps	$—	$(12)	$(7)	$(120)	Interest Expense	$—	$258	$247	$756

The amount of gain (loss) recognized in Other Comprehensive Income (“OCI”) on derivatives is net of a deferred tax benefit which was not material.

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

Note 8—Stockholders’ Equity (Deficit)

Common Stock—On April 5, 2011, the Company amended and restated its certificate of incorporation creating two classes of common stock: Class A Common Stock and Class B Common Stock. The Company’s previously outstanding shares of common stock, including those issued under the Company’s Restricted Stock Plan, were converted into Class B Common Stock. On April 13, 2011, in connection with its initial public offering, the Company effectuated a 207.4307-for-one stock split of its common stock. The creation of two classes of common stock and the stock split have been retroactively reflected in these consolidated financial statements. See Note 2 Basis of Presentation.

As of September 30, 2012, there were 14,494,805 shares of Class A Common Stock and 24,782,636 shares of Class B Common Stock outstanding. There were 12,894,333 shares of Class A Common Stock and 26,361,640 outstanding at December 31, 2011.

Holders of the Company’s Class B Common Stock consist of current and former employees and affiliates of the Company, including Onex. Pursuant to the Company’s Certificate of Incorporation, shares of Class B Common Stock are convertible into Class A Common Stock, on a one-for-one basis, at the option of the holder. Certain stockholders have effected such conversions to allow for the sale or potential future sale of the resulting Class A Shares.

Class A Preferred Stock—The Company has 22,000 shares of authorized Class A preferred stock with a par value of $0.001. On April 19, 2011, in connection with the Company’s initial public offering, all of the then outstanding shares of Class A preferred stock automatically converted into Class B Common Stock. There were no shares of Class A preferred stock outstanding at either September 30, 2012 or December 31, 2011.

The preferred Class A stock had an initial liquidation preference of $9,900 per share and carried an 8% accumulating, compounding dividend. The accumulated dividends were recorded as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as an increase in accumulated deficit. During the nine months ended September 30, 2011, the Company recorded accumulating dividends of $7.2 million.

Note 9—Stock Based Compensation

Long Term Incentive Plan – Stock Options

In April 2011, the Company adopted the TMS International Corp. Long-Term Incentive Plan and registered 1,558,170 shares of Class A Common Stock to be available for awards. The plan provides for grants of stock-based awards to key employees and non-employee directors. The Company has had two grants of stock options under the Long Term Incentive Plan. On April 13, 2011, the date of the Company’s initial public, the Company granted 519,390 stock options. On April 13, 2012, the Company granted an additional 386,500 stock options. Each grant vests over four years with 10% vesting on the first anniversary date of the grant, 20% on the second anniversary, 30% on the third anniversary and 40% on the fourth anniversary. In addition to the time based vesting requirement, one-half the total grant is also subject to a performance based exercisability requirement: For those options to be exercisable, the share price of the Company’s Class A Common Stock must close at 115% or more of the exercise price of the option on the day immediately preceding the exercise of the option. The 2011 grant has an exercise of $13.00 per option and half the award is exercisable only when the stock price is $14.95 per share or greater. The 2012 grant has an exercise price of $11.18 and half the award is exercisable only when the stock price is $12.86 or greater.

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

For that portion of the award which is subject to the additional performance based restriction, the Company completed a “Monte Carlo” simulation which simulates a distribution of stock prices throughout the contractual life of the option. The lookback period for the peer historical volatility used in the model is 10 years, since 10 years of prices must be simulated and the valuation was done in a risk-neutral framework using the 10-year risk-free rate.

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

The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the performance based options by amortizing each individual tranche over the estimated requisite service period. During the nine-month period ended September 30, 2012, the Company recognized $1.4 million in share based compensation expense related to the Long Term Incentive Plan.

Of the 386,500 shares of our Class A Common Stock underlying the options in the 2012 grant, 372,400 shares were drawn from the aggregate amount reserved for issuance under the Long-Term Incentive Plan, and the remaining 14,100 shares were drawn from shares underlying options that were issued in the 2011 grant but that were subsequently forfeited and (under the terms of the Long-Term Incentive Plan) became available for re-issuance.

The following tables show the grants and forfeitures of options granted under the Long Term Incentive Plan during the nine months ended September 30, 2012.

Time based vesting only options Grant date	Weighted average exercise price per share	Outstanding 12/31/2011	Nine months ended September 30, 2012		Outstanding 09/30/2012
			Granted	Forfeited/Expired
April 13, 2012	$11.18	—	193,250	(1,500)	191,750
April 13, 2011	$13.00	253,995	—	(7,425)	246,570

Time based vesting + performance criteria options Grant date	Weighted average exercise price per share	Outstanding 12/31/2011	Nine months ended September 30, 2012		Outstanding 09/30/2012
			Granted	Forfeited/Expired
April 13, 2012	$11.18	—	193,250	(1,500)	191,750
April 13, 2011	$13.00	253,995	—	(7,425)	246,570

Long Term Incentive Plan – Restricted Shares

The Long Term Incentive Plan also provides for the issuance of restricted share units.

On July 11, 2012, the Company granted 21,468 shares of Class A Common Stock to independent members of its board of directors. The shares granted to a director will vest if the recipient remains installed on the Company’s board of directors on the day immediately prior to the Company’s 2013 annual stockholder meeting. Once vested, the recipient will have the right to sell 40% of the shares immediately, but the remaining 60% will be restricted from sale or transfer for three years after the vesting date. The shares were valued at $9.54 per share, which was the closing price on the date of grant. The Company recognized $0.1 million of share based compensation expense related to the award in the third quarter of 2012.

2007 Restricted Stock Plan

Effective February 28, 2007, TMS established the TMS International Corp. restricted stock plan and granted 447,228 shares of restricted stock to employees of the Company. On the grant date, 111,807 shares, 25% of the total grant, vested immediately and, so long as the recipients remain actively employed by the Company, the remaining shares were scheduled to vest in even 15% increments on each of the first five anniversary dates of the grant. The Company estimated the restricted shares had a fair value of $0.48 per share on the grant date based on the amount paid for its common stock during the acquisition of us by Onex. Share based compensation costs for the restricted stock before any modification of the award for the nine months ended September 30, 2012 and 2011 were not material.

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

Information by reportable segment is as follows (in thousands):

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net of inter-segment revenues
Mill Services Group	$164,554	$168,360	$527,222	$495,605
Raw Material and Optimization Group	408,469	540,853	1,462,084	1,548,286
Administrative Group	28	1	58	34

	$573,051	$709,214	$1,989,364	$2,043,925

Adjusted earnings before interest, taxes, depreciation and amortization
Mill Services Group	$32,000	$29,537	$99,858	$89,507
Raw Material and Optimization Group	13,372	13,254	39,631	39,223
Administrative Group	(9,657)	(8,462)	(29,134)	(26,346)

	$35,715	$34,329	$110,355	$102,384

Depreciation and Amortization
Mill Services Group	$15,651	$12,765	$44,376	$38,148
Raw Material and Optimization Group	94	112	287	328
Administrative Group	2,010	2,047	6,050	6,150

	$17,755	$14,924	$50,713	$44,626

September 30, 2012
(unaudited)
Total assets
Mill Services Group	$673,101
Raw Material and Optimization Group	355,217
Administrative Group	(14,167)

$1,014,151

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of total revenue contributed by each Segment:
Mill Services Group	28.7%	23.7%	26.5%	24.2%
Raw Material and Optimization Group	71.3%	76.3%	73.5%	75.8%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to income before tax for the periods indicated (in thousands):

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Adjusted earnings before interest, taxes, depreciation and amortization	$35,715	$34,329	$110,355	$102,384
Less: Depreciation and Amortization	(17,755)	(14,924)	(50,713)	(44,626)
Interest Expense	(5,989)	(7,792)	(20,013)	(24,376)
Share based compensation associated with IPO	—	—	—	(1,304)
Loss on early extinguishment of debt	—	—	(12,300)	—
Provision for Transition Agreement	—	(745)	—	(745)

Income Before Income Taxes	$11,971	$10,868	$27,329	$31,333

Note 11—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense (benefit) recognized under the Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans Topic of FASB ASC (in thousands):

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U.S. plans
Service cost	—	—	—	—
Interest cost	242	234	727	702
Expected return on plan assets	(308)	(342)	(924)	(1,025)
Net amortization	226	128	677	384

Net periodic pension (income) costs-U.S. plans	$160	$20	$480	$61

Canadian plans
Service cost	53	51	159	153
Interest cost	64	64	190	192
Expected return on plans assets	(51)	(58)	(155)	(174)
Net amortization	9	5	31	15

Net periodic pension costs-Canadian plans	75	62	225	186

Other plans
Defined contribution	763	676	2,619	2,409
Multi-employer pension plans	1,448	1,336	4,314	3,974

Total other plans	2,211	2,012	6,933	6,383

Total net pension expense	$2,446	$2,094	$7,638	$6,630

The Company’s contributions to its defined benefit pension plans for the nine months ended September 30, 2012 and 2011 were $1.4 million and $0.8 million, respectively.

For the full year 2012, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $1.2 million. The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$76	$44	$228	$131
Interest cost	78	64	234	192
Net amortization	17	—	51	—

Net periodic costs	$171	$108	$513	$323

The Company does not expect to contribute to the other post-employment benefit plan in 2012 and intends to pay benefit claims as they become due. For the nine months ended September 30, 2012 and 2011, other post-employment benefit payments were $0.1 million and $0.1 million, respectively.

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

The fair value compared to the carrying value is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Carrying value of financial instruments in:
Accrued expenses
Interest rate swaps	$—	$391

Long-term debt (includes current portion)
Senior secured term loan	$—	$157,163
Senior subordinated notes	—	223,000
New Senior Secured Term Loan	295,729	—
Bank term loan facility	3,418	—
Capital equipment leases and other	9,144	7,947

Total long-term debt	$308,291	$388,110

Fair value:
Accrued expenses
Interest rate swaps	$—	$391

Long-term debt (includes current portion)
Senior secured term loan	$—	$157,163
Senior subordinated notes	—	224,673
New Senior Secured Term Loan	295,729	—
Bank term loan facility	3,418	—
Capital equipment leases and other	9,144	7,947

Total long-term debt	$308,291	$389,783

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

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at September 30, 2012 was approximately $8.8 million.

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

During the three months ended September 30, 2012 the Company recognized no benefit from the arbitration award. During the three months ended September 30, 2011, the Company recorded $2.8 million against the arbitration award for cash payments and for the value of scrap commodities transferred to the Company by the Buyer Entities in lieu of cash payments and the Company incurred contingent legal fees related to the arbitration award of $0.4 million. The fees were recognized in selling, general and administrative expense.

During the nine months ended September 30, 2012 and September 30, 2011, the Company recorded $5.1 million and $3.8 million, respectively, against the arbitration award and incurred contingent legal fees of $1.0 million and $0.6 million, respectively.

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

The Company incurred and paid management fees and expenses incurred to an affiliate of its majority owner, Onex Partners II LP, totaling $0.8 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively. The third quarter 2012 and 2011 amounts incurred were $0.3 and $0.3, respectively.

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

Results of Operations. This section provides a discussion of our results of operations for the third quarter and nine-month period ended September 30, 2012 compared to the third quarter and nine-month period ended September 30, 2011.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine-month period ending September 30, 2012 compared to the nine-month period ended September 30, 2011. This section also includes a discussion of our liquidity and Capital Expenditures.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 80 customer sites in 10 countries across North America, Europe, Latin America, and the Middle East and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 34 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

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

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 26% and 24% of our year to date 2012 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, internationally. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Asia and the Middle East.

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

In the first nine months of 2012, approximately 8% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 92% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

In the first nine months of 2012, approximately 99% of our Service Revenue was generated by our Mill Services Group, and approximately 1% of our Service Revenue was generated by our Raw Material and Optimization Group.

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

Discretionary Cash Flow. Discretionary Cash Flow is not a recognized financial measure under GAAP. We calculate Discretionary Cash Flow as our Adjusted EBITDA minus our Maintenance Capital Expenditures, and we believe it is an important measure in analyzing our liquidity. In combination with our available liquidity, we use our Discretionary Cash Flow to assist us in determining our capacity to: (1) invest in Growth Capital Expenditures; (2) finance changes in our working capital, particularly in our raw materials procurement activities; and (3) voluntarily repay portions of our debt obligations. In addition, we use this measure to help determine how efficiently we are managing our assets, and we also use it as a component in determining our performance-based compensation. The term “Discretionary Cash Flow” used in this quarterly report replaces the term “Free Cash Flow” used by us in certain prior reports.

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

Share-Based Compensation. We established our Long-Term Incentive Plan in 2011. On April 13, 2011, we issued options to purchase 519,390 shares of our Class A Common Stock. ASC Topic 780 requires that share based payments be accounted for at their fair value on the date of grant or the date of the modification of a grant. The options granted in 2011 had a grant date fair value of $3.5 million and the expense is being recognized over the requisite service period of the recipients. On April 13, 2012 we issued additional options to purchase 386,500 shares of our Class A Common Stock. The options granted in 2012 had a grant date fair value of $2.2 million and the expense is recognized over the requisite service period.

The Long-Term Incentive Plan also provides for the issuance of restricted shares. In July 2012, we issued 21,486 shares of Class A Common Stock to independent members of our board of directors. The grant date fair value of the shares was $0.2 million and the expense is being recognized over the requisite service period.

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

Results of Operations

Quarter ended September 30, 2012 compared to Quarter ended September 30, 2011

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Quarter ended September 30,		Variances
(dollars in thousands)	2012	2011	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$443,003	$589,146	$(146,143)	-24.8%
Service Revenue	130,048	120,068	9,980	8.3%

Total Revenue	573,051	709,214	(136,163)	-19.2%
Costs and expenses:
Cost of Raw Materials Shipments	424,087	569,911	(145,824)	-25.6%
Site Operating Costs	96,759	90,963	5,796	6.4%
Selling, General and Administrative Expenses	16,490	14,011	2,479	17.7%
Share based compensation associated with initial public offering	—	—	—	—
Provision for Transitional Agreement	—	745	(745)	—
Depreciation and Amortization	17,755	14,924	2,831	19.0%

Total costs and expenses	555,091	690,554	(135,463)	-19.6%

Income from Operations	17,960	18,660	(700)	-3.8%
Interest Expense, Net	(5,989)	(7,792)	1,803	-23.1%

Income Before Income Taxes	11,971	10,868	1,103	10.1%
Income Tax Expense	(1,920)	(4,497)	2,577	-57.3%

Net Income	$10,051	$6,371	$3,680	57.8%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$573,051	$709,214	$(136,163)
Cost of Raw Materials Shipments	(424,087)	(569,911)	145,824

Revenue After Raw Materials Costs	$148,964	$139,303	$9,661	6.9%

Mill Services Group:
Total Revenue	$164,554	$168,360	$(3,806)
Cost of Raw Materials Shipments	(33,593)	(46,317)	12,724

Revenue After Raw Materials Costs	$130,961	$122,043	$8,918	7.3%

Raw Material and Optimization Group:
Total Revenue	$408,469	$540,853	$(132,384)
Cost of Raw Materials Shipments	(390,497)	(523,601)	133,104

Revenue After Raw Materials Costs	$17,972	$17,252	$720	4.2%

Administrative:
Total Revenue	$28	$1	$27
Cost of Raw Materials Shipments	3	7	(4)

Revenue After Raw Materials Costs	$31	$8	23

Adjusted EBITDA:
Net Income	$10,051	$6,371	$3,680
Income Tax Expense	1,920	4,497	(2,577)
Interest Expense, Net	5,989	7,792	(1,803)
Depreciation and Amortization	17,755	14,924	2,831
Share based compensation associated with initial public offering	—	—	—
Provision for Transition Agreement	—	745	(745)

Adjusted EBITDA	$35,715	$34,329	$1,386	4.0%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$32,000	$29,537	$2,463	8.3%
Raw Material and Optimization Group	13,372	13,254	118	0.9%
Administrative	(9,657)	(8,462)	(1,195)	14.1%

	$35,715	$34,329	$1,386	4.0%

Adjusted EBITDA Margin	24.0%	24.6%	-0.6%

Revenue from Sale of Materials. Revenue from Sale of Materials was $443.0 million for the third quarter of 2012 compared to $589.1 million for the third quarter of 2011. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $406.6 million or 92% of the Revenue from Sale of Materials in the third quarter of 2012, and $539.0 million or 91% in the third quarter of 2011. The remaining Revenue from Sale of Materials of $36.4 million in the third quarter of 2012 and $50.2 million in the third quarter of 2011 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from the Sale of Materials decreased 24.8% and the cost to procure the materials decreased by 25.6% in the third quarter of 2012 compared to the third quarter of 2011. The decline in both our Revenue from the Sale of Materials and Cost of Raw Materials Shipments was driven by a decrease in the price of materials we procured for our customers. The price of #1 Heavy Melt, an indicative grade of scrap, decreased approximately 19% year-over-year. The total volume of material we procured or arranged for our customers in the third quarter of 2012 was approximately equal to the third quarter of 2011. However, a portion of the volume we procure or arrange for our customers includes shipments where we do not take title and only record a commission or fee for arranging the shipments. Excluding the tonnage related to such arrangements, which have a minimal effect on our Revenue from Sale of Materials, our shipments decreased approximately 3%, which also contributed to the decrease in Revenue from the Sale of Materials and the cost to procure the materials.

Service Revenue. Service Revenue was $130.0 million in the third quarter of 2012 compared to $120.1 million in the third quarter of 2011, an increase of 8.3%. Service Revenue is primarily generated by our Mill Services Group which produced $128.2 million and $118.2 million in the third quarter of 2012 and 2011, respectively. The Mill Services Group accounted for approximately 99% of Service Revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. Our Service Revenue increased 8.3% year-over-year. The increase was primarily driven by new business, partially offset by a decline in our customers’ production and a reduction in Service Revenue related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. See “Note 14—Commercial Arbitration Award” for a discussion of the arbitration award settlement (the “Arbitration Award Settlement”). Factors that impact the year-over-year change in Service Revenue also impact the change in Revenue After Raw Materials Costs and are discussed below.

Cost of Raw Materials Shipments. Similar to the 24.8% decrease in Revenue from the Sale of Materials, the Cost of Raw Materials Shipments decreased 25.6% due predominantly to a decrease in the price of raw materials. The average composite price of #1 Heavy Melt Scrap during the third quarter of 2012 was $341 per ton compared to $418 per ton in the third quarter of 2011.

Revenue After Raw Materials Costs. Revenue After Raw Materials Costs for our Mill Services Group increased $8.9 million, or 7.3%, to $131.0 million in the third quarter of 2012 compared to $122.0 million in the third quarter of 2011. We generated $11.7 million in additional revenue from new contracts outside of the United States and Canada, including five new sites and a cross-sold service at an existing site. Within the U.S., we generated an incremental $0.9 million of Service Revenue from two new sites. These increases in Service Revenue were partially offset by a decrease in amounts recognized related to the Arbitration Award Settlement. We recorded no Service Revenue related to the award in the third quarter 2012, a decrease from the $3.8 million we recorded in the third quarter of 2011. See “Note 14—Commercial Arbitration Award” for a further discussion of the Arbitration Award Settlement and its current procedural status.

The Revenue After Raw Materials Costs for our Raw Material and Optimization Group increased $0.7 million, or 4.2%, to $18.0 million. The per ton margin on our raw material procurement activity increased approximately 5% driven mainly by margin improvements in one domestic and one international channel of business. The increase was achieved net of a $0.7 million charge to reduce the carrying value of our September 30, 2012 inventory to its net realizable value. The increase in our per ton margins drove the year-over-year increase in Revenue After Raw Materials Costs for our Raw Material and Optimization Group as the tonnage we procured for and sold to our customers was approximately equal year-over-year.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. Site Operating Costs are largely variable and generally vary in-line with our customers’ production and our Service Revenue. Site operating costs increased $5.8 million year-over-year, or 6.4%. New international sites and contracts contributed $5.6 million of additional site operating costs in the third quarter of 2012 compared to the third quarter of 2011. New sites in the United States added $0.8 million of site operating costs year-over-year. Site operating costs at other sites were down slightly as our customers’ production decreased approximately 3% year-over-year. Generally, new sites will incur some operating and overhead costs in advance of generating revenue in order to ramp-up operations as well as hire and train the workforce.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the third quarter of 2012 were $16.5 million, compared to $14.0 million in the third quarter of 2011, an increase of $2.5 million. Foreign exchange gains and losses contributed to the increase as we realized a $0.3 million foreign exchange loss in the third quarter of 2012 compared to a $0.3 million foreign exchange gain in the third quarter of 2011. Our insurance costs were up $0.4 million as a result of an accrual related to a one-time billing for a past change in the payment basis for our insurance. Additionally, our wage and benefit costs increased $1.1 million and our professional fees increased $0.3 million, both largely as a result of supporting international growth.

Adjusted EBITDA. Adjusted EBITDA for the third quarter of 2012 was $35.7 million compared to $34.3 million for the third quarter of 2011, an increase of 4.0%.

Our Mill Services Group’s Adjusted EBITDA increased $2.5 million, or 8.3%, to $32.0 million. Year-over-year, new sites and contracts provided $5.9 million of additional Adjusted EBITDA. Additionally, increased revenue at one large domestic site and two international sites helped to generate an additional $1.8 million of Adjusted EBITDA. This increases was partially offset by a decrease in amounts recognized related to the Arbitration Award Settlement. We recorded no benefit related to the award, a decrease from the $2.4 million we recorded in the third quarter of 2011. See “Note 14—Commercial Arbitration Award” for a further discussion of the Arbitration Award Settlement and its current procedural status. Adjusted EBITDA from the domestic location where we buy, process and sell scrap for our own account declined by $0.5 million year-over-year, including a $0.2 million charge to state inventories at their net realizable value.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased by $0.1 million, or 0.9%. The increase was driven by the group’s Revenue After Raw Material Costs increase that resulted from an increase in per ton margins. The increase was achieved net of a $0.7 million charge to reduce the carrying value of our September 30, 2012 inventory to its net realizable value, That increase was partially offset by a $0.4 million increase in the group’s salary and benefit costs.

Our Administrative net expenses increased $1.2 million, or 14.1%, in the third quarter of 2012 compared to the third quarter of 2011. The increase was primarily due to higher wage and benefit costs of $0.3 million, including severance cost of $0.1 million, higher professional fee costs of $0.3 million and higher insurance costs of $0.3 million stemming from an accrual related to a one-time billing for a past change in the payment basis for our insurance.

Adjusted EBITDA Margin. Adjusted EBITDA margin in the third quarter of 2012 was 24.0% compared to 24.6% in the third quarter of 2011. The decrease was mainly due to the $2.4 million reduction in EBITDA from the Arbitration Award Settlement and the impact of a $0.9 million charge to state our inventories at their net realizable value due to a decline in the market price of scrap and raw materials in September, 2012. These unfavorable variances were partially offset by the increase in EBITDA from our new sites.

Depreciation and Amortization. Depreciation and amortization expense during the third quarter of 2012 was $17.8 million compared to $14.9 million in the third quarter of 2011, an increase of approximately 19.0%. The increase was driven by higher Growth Capital Expenditures in the second half of 2011 and through the first nine months of 2012. Growth Capital Expenditures for eight new operating sites resulted in an additional $2.7 million of depreciation expense. Amortization expense for the third quarter of 2012 was comparable to that incurred in the third quarter of 2011.

Interest Expense, Net. Interest Expense, Net for the third quarter of 2012 was $6.0 million, compared to $7.8 million in the third quarter of 2011, a decrease of $1.8 million. This decrease is due to lower average outstanding debt balances and underlying interest rates resulting from our 2012 refinancing.

Income Tax Expense. Income Tax Expense for the third quarter of 2012 was $1.9 million, or 16% of our pre-tax income, compared to a $4.5 million expense, or 41.4% of our pre-tax income, in the third quarter of 2011. In the third quarter of 2012, we revised our estimated annualized effective tax rate from approximately 36% to approximately 27%. The decrease in our estimated annualized effective tax rate resulted from the release of $2.6 million of valuation allowances on foreign tax credits based on increased certainty that the credits can be utilized before they expire. The quarterly rate for the third quarter of 2012 represents the adjustment from the previous rate of 36% to the new estimated effective rate of 27%. The 2011 estimated effective tax rate differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits.

Results of Operations

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Nine months ended September 30,		Variances
(dollars in thousands)	2012	2011	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$1,588,696	$1,693,882	$(105,186)	-6.2%
Service Revenue	400,668	350,043	50,625	14.5%

Total Revenue	1,989,364	2,043,925	(54,561)	-2.7%
Costs and expenses:
Cost of Raw Materials Shipments	1,530,923	1,632,369	(101,446)	-6.2%
Site Operating Costs	298,621	265,160	33,461	12.6%
Selling, General and Administrative Expenses	49,465	44,012	5,453	12.4%
Share based compensation associated with initial public offering	—	1,304	(1,304)	—
Provision for Transition Agreement	—	745	(745)	—
Depreciation and Amortization	50,713	44,626	6,087	13.6%

Total costs and expenses	1,929,722	1,988,216	(58,494)	-2.9%

Income from Operations	59,642	55,709	3,933	7.1%
Interest Expense, Net	(20,013)	(24,376)	4,363	-17.9%
Loss on early extinguishment of debt	(12,300)	—	(12,300)	—

Income Before Income Taxes	27,329	31,333	(4,004)	-12.8%
Income Tax Expense	(7,456)	(13,044)	5,588	-42.8%

Net Income	$19,873	$18,289	$1,584	8.7%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$1,989,364	$2,043,925	$(54,561)
Cost of Raw Materials Shipments	(1,530,923)	(1,632,369)	101,446

Revenue After Raw Materials Costs	$458,441	$411,556	$46,885	11.4%

Mill Services Group:
Total Revenue	$527,222	$495,605	$31,617
Cost of Raw Materials Shipments	(122,772)	(135,072)	12,300

Revenue After Raw Materials Costs	$404,450	$360,533	$43,917	12.2%

Raw Material and Optimization Group:
Total Revenue	$1,462,084	$1,548,286	$(86,202)
Cost of Raw Materials Shipments	(1,408,144)	(1,497,321)	89,177

Revenue After Raw Materials Costs	$53,940	$50,965	$2,975	5.8%

Administrative:
Total Revenue	$58	$34	$24
Cost of Raw Materials Shipments	(7)	24	(31)

Revenue After Raw Materials Costs	$51	$58	$(7)

Adjusted EBITDA:
Net Income	$19,873	$18,289	$1,584
Income Tax Expense	7,456	13,044	(5,588)
Interest Expense, Net	20,013	24,376	(4,363)
Loss on early extinguishment of debt	12,300	—	12,300
Depreciation and Amortization	50,713	44,626	6,087
Share based compensation associated with initial public offering	—	1,304	(1,304)
Provision for Transition Agreement	—	745	(745)

Adjusted EBITDA	$110,355	$102,384	$7,971	7.8%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$99,858	$89,507	$10,351	11.6%
Raw Material and Optimization Group	39,631	39,223	408	1.0%
Administrative	(29,134)	(26,346)	(2,788)	10.6%

	$110,355	$102,384	$7,971	7.8%

Adjusted EBITDA Margin	24.1%	24.9%	-0.8%

Revenue from Sale of Materials. Revenue from Sale of Materials was $1,588.7 million for the nine-month period ending September 30, 2012 compared to $1,693.9 million for the nine-month period ending September 30, 2011. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $1,456.7 million, or 92%, of the Revenue from Sale of Materials in the nine-month period ending September 30, 2012, and $1,543.1 million, or 91%, in the nine-month period ending September 30, 2011. The remaining Revenue from Sale of Materials of $132.0 million in the nine-month period ending September 30, 2012 and $150.8 million in the nine-month period ending September 30, 2011 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from Sale of Materials decreased by 6.2% in the nine-month period ending September 30, 2012 compared to the nine-month period ending September 30, 2011. The decline in both our Revenue from the Sale of Materials and Cost of Raw Materials Shipments was driven by a decrease in the price of materials we procured for our customers. The price of #1 Heavy Melt, an indicative grade of scrap, decreased approximately 9% year-over-year. The impact of the reduction caused by a decrease in market value was partially offset by the total volume of material we procured or arranged for our customers in the first nine months of 2012 which was approximately equal to the first nine months of 2011. However, a portion of the volume we procure or arrange for our customers includes shipments where we do not take title and only record a commission or fee for arranging the shipments. Excluding the tonnage related to such arrangements, which have a minimal effect on our Revenue from Sale of Materials, our shipments increased approximately 5%.

Service Revenue. Service Revenue was $400.7 million in the nine-month period ending September 30, 2012, compared to $350.0 million in the nine-month period ending September 30, 2011. Service Revenue is primarily generated by our Mill Services Group which produced $395.2 million and $344.8 million in the nine-month periods ending September 30, 2012 and September 30, 2011, respectively. The Mill Services Group accounted for more than 98% of Service Revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. While steel produced by our customers, excluding customers where we have been operating under a contract for less than one year, was flat year-over-year, our Service Revenue increased $50.6 million, or 14.5%. The increase in Service Revenue was primarily driven by new contract wins both internationally and domestically.

Cost of Raw Materials Shipments. Cost of Raw Materials Shipments decreased 6.2% in the first nine months of 2012 compared to the first nine months of 2011. The decrease was attributable to the same factors that drove the decrease in Revenue from the Sale of Materials, primarily a drop in the market price of raw materials that we procure for and sell to our customers. The average composite price of #1 Heavy Melt Scrap during the nine-month period ending September 30, 2012 was $378 per ton, compared to $415 per ton in the nine-month period ending September 30, 2011.

Revenue After Raw Materials Costs. Revenue After Raw Materials Costs for our Mill Services Group increased $43.9 million, or 12.2%, to $404.5 million in the nine-month period ending September 30, 2012 compared to the nine-month period ending September 30, 2011. We generated $34.7 million in additional Service Revenue from new contracts outside the United States and Canada, including five new sites and a cross-sold service at an existing site. Within the U.S., we generated an incremental $1.1 million from new contracts and $7.5 million of Service Revenue from two of our largest sites due to incremental volume produced by our customers. Additionally, we recorded $5.1 million of Service Revenue related to the Arbitration Award Settlement. Comparatively, we recorded $3.8 million of Service Revenue relating to the Arbitration Award in the nine-month period ending September 30, 2011. The entity, from which we had received proceeds under the Arbitration Award Settlement, filed for bankruptcy on May 31, 2012 and we expect that we will not earn additional amounts under the arbitration awards and certain amounts we had received under the award might be subject to avoidance actions in the bankruptcy proceedings. See “Note 14—Commercial Arbitration Award” for a discussion of the arbitration award settlement.

Revenue After Raw Materials Costs for our Raw Material and Optimization Group increased $3.0 million, or 5.8%, to $53.9 million. The volume of raw materials we procured and arranged was consistent year-over-year. The increase in the Raw Material and Optimization Group’s Revenue After Raw Materials Costs was driven by an increase in our per ton margin which was achieved net of a $0.7 million charge in September 2012 that was necessary to record inventory at net realizable value. A sizeable increase in the margin of one domestic channel of business drove the overall increase in the per ton margin.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. These costs are largely variable and are generally correlated with our customers’ production levels. Site Operating Costs increased by $33.5 million year-over-year, or approximately 12.6%. New sites and contracts contributed $25.4 million of additional site operating costs in the nine-month period ended September 30, 2012 as compared to the nine-month period ended September 30, 2011. Labor and fringe benefit costs increased $5.2 million, with $2.1 million of that increase occurring at two sites where we generated $8.2 million of additional revenue year-over-year. Fuel and other petroleum-based supply costs increased $1.1 million.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the nine-month period ending September 30, 2012 were $49.5 million, compared to $44.8 million in the nine-month period ending September 30, 2011, an increase of 10.5%. Of the increase, $1.0 million related to higher performance-based compensation accrual and $3.9 million related to salaries, wages and fringe benefit costs for new raw material procurement staff as well as additional administrative headcount to support our international expansion. Professional fees increased by $0.5 million and our insurance costs increased by $0.8 million driven by a $0.4 million accrual related to a one-time billing for a past change in the payment basis for our insurance. The increase in selling, general and administrative expenses was partially offset by a value added tax refund of $0.5 million. The refund, received in May 2012, related to a first quarter 2011 assessment. At the time of the assessment, we were uncertain as to whether or not we would recover the VAT and we recorded a reserve of $0.5 million. That reserve was relieved when we received the refund.

Adjusted EBITDA. Adjusted EBITDA for the nine-month period ending September 30, 2012 was $110.4 million compared to $102.4 million for the nine-month period ending September 30, 2011, an increase of $8.0 million or 7.8%.

Our Mill Services Group’s Adjusted EBITDA increased $10.4 million, or 11.6%, to $99.9 million. The increase in Adjusted EBITDA was driven by $13.3 million of incremental EBITDA associated with new customer contracts. Adjusted EBITDA also benefitted from recognizing $4.1 million related to the Arbitration Award Settlement compared to $3.2 million in the nine months ending September 30, 2011. See “Note 14—Commercial Arbitration Award” for a discussion of the arbitration award settlement. Additionally increased revenue at one large domestic site and two international sites helped to generate an additional $1.8 million of Adjusted EBITDA. These favorable impacts were partially offset by the results of our domestic location where we buy, process and sell scrap for our own account, where Adjusted EBITDA declined $2.9 million year-over-year, including a $0.2 million charge to state inventories at their net realizable value.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased $0.4 million or 1.0% to $39.6 million. Our per ton margins on material we procured or arranged for our customers increased, driven primarily by a margin increase in one domestic channel of business. Year-over-year the volume we procured or arranged for our customers was relatively consistent. The increase in per ton margins was achieved net of a $0.7 million charge to reduce the carrying value of Raw Materials and Optimization Group inventory to its net realizable value in September 2012. Additionally, our results for nine-months ended September 30, 2011, benefited from the recording of $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner and a $1.0 million arbitration award which were non-recurring. We were able to increase our per ton margins in the first nine-months of 2012 without the benefit of similar items.

Our Administrative net expenses increased $2.8 million in the nine-month period ending September 30, 2012 to $29.1 million, compared to the nine-month period ending September 30, 2011. The increase was driven by a $0.9 million increase in the accrual for performance based compensation and $0.6 million of accruals for severance costs. Also, salaries and benefits costs increased $0.9 million and professional fees also increased $0.6 million largely as a result of international growth.

Adjusted EBITDA Margin. Our Adjusted EBITDA margin decreased from 24.9% in the nine-month period ending September 30, 2011 to 24.1% during the nine-month period ending September 30, 2012. The decline was mainly due to the decrease in EBITDA at the domestic locations where we buy, process and sell scrap for our own account, a $0.9 million charge to state our inventories at their net realizable value due to a decline in the market price of scrap and raw materials in September 2012 and the impact of the costs associated with the ramp-up and administrative support of new international business. These negative impacts were partially offset by the operating results of our new international business.

Depreciation and Amortization. Depreciation and amortization expense during the nine-month period ending September 30, 2012 was $50.7 million compared to $44.6 million in the nine-month period ending September 30, 2011, an increase of 13.6%. The increase is the result of higher Growth Capital Expenditures in the latter half of 2011 and 2012 primarily at our new Mill Services Group sites. Six new Mill Services Group sites incurred $6.7 million of additional depreciation expense as a result of the Growth Capital Expenditures for those sites. Amortization expense for the nine-month period ending September 30, 2012 was comparable to that incurred in the nine-month period ending September 30, 2011.

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

Interest Expense, Net. Interest Expense, Net for the nine-month period ending September 30, 2012 was $20.0 million, compared to $24.4 million for the nine-month period ending September 30, 2011, a decrease of $4.4 million. This decrease is due to lower average outstanding debt balances and lower underlying interest rates resulting from our 2012 refinancing.

Income Tax Expense. Income Tax Expense for the nine-month period ending September 30, 2012 was $7.5 million, or 27.3% of our pre-tax income, compared to $13.0 million of expense, or 41.6% of our pre-tax income in the nine-month period ending September 30, 2011. The Income Tax Expense for the nine months of 2012 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The decrease in our estimated annualized effective tax rate resulted from the release of $2.6 million of valuation allowances on foreign tax credits based on revised allocation of foreign source income and the expected utilization of the credits.

Liquidity and Capital Resources

The eligible accounts receivable, inventory and equipment that comprise the collateral under the ABL facility as of September 30, 2012 supported a gross borrowing base of approximately $242.9 million. Our excess available balance was $234.8 million as we had no outstanding borrowings and $8.1 million of outstanding letters of credit. The gross borrowing base was approximately $107.1 million below the $350.0 million limit of the ABL facility. The ABL facility allows for eligible equipment to provide borrowing base capacity under the facility and, with the senior secured term loan due 2014 extinguished, the ABL facility has a first lien on our domestic and Canadian equipment. The Company expects to add an additional approximately $75.5 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with the agent for the ABL lenders.

We believe that cash flow from operations, together with availability under our new ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in the nine-month period ending September 30, 2012 was $98.9 million compared to cash provided by operations of $14.1 million in the nine-month period ending September 30, 2011. Working capital items provided $9.8 million of cash in the first nine months of 2012 compared to using $62.0 million in the first nine months of 2011. Significant changes in working capital items generally relate to our raw material procurement activities and while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. Additionally, we may, from time to time, invest in our working capital in order to take advantage of opportunities to realize higher than normal margins in our Raw Material and Optimization Group.

Net cash used in investing activities in the nine-month period ending September 30, 2012 was $87.7 million, of which $56.5 million funded Growth Capital Expenditures and $28.4 million funded Maintenance Capital Expenditures. In the nine-month period ending September 30, 2011, our net cash used by investing activities consisted primarily of $23.3 million of Growth Capital Expenditures and $28.6 million of Maintenance Capital Expenditures. Generally, our Maintenance Capital Expenditures will vary with our customer production as the schedule of assets and major components replacement is highly correlated with equipment operating hours.

Net cash used for financing activities in the first nine months of 2012 was $93.7 million, mainly comprised of amounts paid to reduce our overall indebtedness as part of our March 2012 refinancing and the issuance and termination fees associated with that refinancing. We received $297.0 million in proceeds from our new Term Loan Facility and paid off $223.0 million of senior subordinated notes and $157.2 million outstanding on our senior secured term loan due 2014. We also incurred $13.7 million of debt issuance and termination fees associated with the transaction. In addition to the proceeds of our new senior secured term loan, we used available cash and a $30.0 million draw on our ABL facility to consummate the March 2012 refinancing. During the second quarter of 2012, we paid down our ABL facility with cash on hand by $25.0 million. Net cash provided by financing activities during the first nine months of 2011 consisted of primarily $128.7 million of net proceeds from our initial public offering. A portion of the proceeds were used to repay $45.3 million of debt, including $44.2 to retire our Series 2008 Promissory Notes.

Discretionary Cash Flow

During the nine-month period ending September 30, 2012 we generated $82.0 million of Discretionary Cash Flow compared to $73.7 million in the first nine months of 2011. We define Discretionary Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures and it is calculated as follows for the periods indicated (in thousands):

	Nine months ended
	September 30, 2012	September 30, 2011
Adjusted EBITDA	$110,355	$102,384
Maintenance Capital Expenditures	(28,373)	(28,640)

Discretionary Cash Flow	$81,982	$73,744

The increase in Discretionary Cash Flow was driven by our improved operating results and through achieving that improvement with a comparable level of Maintenance Capital Expenditures.

The table below reconciles Discretionary Cash Flow to cash flow provided by (used in) operating activities, for the periods indicated (in thousands):

	Nine months ended
	September 30, 2012	September 30, 2011
Discretionary Cash Flow	$81,982	$73,744
Maintenance Capital Expenditures	28,373	28,640
Cash interest expense	(25,980)	(28,661)
Cash income taxes	(3,491)	(1,214)
Change in accounts receivable	338	(119,091)
Change in inventory	1,997	(23,674)
Change in account payable	5,953	89,579
Change in other current assets and liabilities	9,831	(2,755)
Other operating cash flows	(105)	(2,506)

Net cash provided by (used in) operating activities	$98,898	$(14,062)

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

	2009	2010	2011	9 months -2011	9 months -2012
Weighted average per ton price of #1 Heavy Melt Scrap	$209	$384	$411	$415	$378

New site start-ups in our mill services business also impact working capital movements as we fund the operating costs for some period of time before receiving the first cash payments for our services.

During the nine-month period ending September 30, 2012, our accounts receivable decreased $0.6 million, or 0.2%, to $292.0 million, and our inventory decreased $2.0 million, or 3.5%, to $54.3 million, in each case compared to the levels present at December 31, 2011. Our accounts payable increased $6.0 million during the same period. Working capital movements during the nine-month period ending September 30, 2011 were more in line with typical trends as the negative cash flow impacts from increases in accounts receivable and inventory were partially offset by the positive cash flow impact of an increase in accounts payable all of which was driven by the increase in the volume and market price of the raw materials we procured for our customers. During the first nine months of 2011, our accounts receivable increased $118.7 million, or 57%, and our inventory increased by $23.7 million, or 61%. The cash invested in these items was partially offset by an increase in accounts payable of $89.6 million, or 44%.

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $298.5 million at September 30, 2012 and a $350 million variable rate, asset-based, revolving line of credit. At September 30, 2012, there were no outstanding revolving borrowings. Assuming no changes in variable rate borrowings from the amounts outstanding at September 30, 2012, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $3.0 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the nine months ended September 30, 2012, we derived approximately 70.3% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, Trinidad/Tobago dollar, New Taiwan dollar, Bahraini dinar, United Arab Emirates dirham and the South African rand. For the nine months ended September 30, 2012, we generated approximately $18.5 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $2.5 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $38.3 million in fuel and other petroleum-based supplies costs for the nine months ended September 30, 2012. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $5.1 million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2012 would likely change the indices used to calculate the 2013 price adjustment mechanism.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, Commonwealth of Pennsylvania, on November 6, 2012.

TMS International Corp. and Subsidiaries

By:	/s/ Joseph Curtin	By:	/s/ Daniel E. Rosati
	Joseph Curtin		Daniel E. Rosati
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial Officer)