Form 10-K
period 2012-12-31
TMS International Corp.
filed 2013-02-19
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the 2012 second quarter was approximately $143.3 million. As of February 15, 2013, there were 14,567,124 shares of Class A Common Stock, $0.001 par value per share, and 24,710,317 shares of Class B Common Stock, $0.001 par value per share outstanding.

Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report pursuant to Regulation 14A.

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

Explanatory Note

Unless the context otherwise indicates or requires, as used in this Annual Report, references to:

•	“Adjusted EBITDA” has the meaning provided in footnote (3) to the Selected Financial Data included in Part II, Item 6 of this Annual Report;

•	“Company,” “we,” “our” or “us” refer to TMS International Corp. and its consolidated subsidiaries, including Tube City IMS Corporation;

•	“Discretionary Cash Flow” has the meaning provided in footnote (6) to the Selected Financial Data included in Part II, Item 6 of this Annual Report;

•	“International” refers to countries other than the United States and Canada;

•	“Latin America” refers to Mexico, Central America, South America and the Caribbean, including Trinidad and Tobago;

•	“Mill Service Group” refers to the Mill Services group segment of the Company;

•	“North America” refers to the United States and Canada;

•	“Onex” refers to Onex Partners II LP, collectively with other entities affiliated with Onex Corporation;

•	“Onex Acquisition” refers to the acquisition of the Predecessor Company on January 25, 2007 by TMS International Corp., an affiliate of Onex Partners II,LP;

•	“Predecessor Company” refers to the Company prior to the Onex Acquisition;

•	“Raw Material and Optimization Group” refers to the raw materials and optimization group segment of the Company;

•	“Revenue After Raw Material Cost” has the meaning provided in footnote (2) to the Selected Financial Data included in Part II, Item 6 of this Annual Report;

•	“Successor Company” refers to the Company after the Onex Acquisition; and

•	“TCIMS” refers to the Company’s wholly-owned indirect subsidiary, Tube City IMS Corporation, a Delaware corporation.

PART I

Item 1.	Business

Our Company

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry and our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We provide mill services at 81 customer sites in 11 countries across North America, Europe, Latin America and Africa and operate 35 brokerage offices from which we buy and sell raw materials across five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 35 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel. For the year ended December 31, 2012, our Total Revenue, Revenue After Raw Materials Costs, Adjusted EBITDA and Net Income were $2,526.2 million, $606.7 million, $145.3 million, and $26.1 million, respectively. For reconciliations of Total Revenue to Revenue After Raw Materials Costs and Net Income to Adjusted EBITDA, see “Item 6. Selected Financial Data.”

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

Our business model is characterized by long-term contracts and a highly variable cost structure, which enable us to generate strong Discretionary Cash Flow. In 2012, 91% of our Revenue After Raw Materials Costs was generated from long-term contracts under which we provide one or more services. Our earnings are primarily driven by the steel production volumes of our customers rather than by steel prices. Based on production volumes for the year ended December 31, 2012, we estimate our existing contracts would generate approximately $2.1 billion of future Revenue After Raw Materials Costs over their remaining terms. More than 77% of such revenue would be generated from contracts that expire after 2015, and the weighted average remaining term of our contracts is approximately 3.7 years. Our cost structure is highly flexible, with approximately 80% of our cash operating costs being variable, enabling us to respond quickly to changes in market conditions. In addition, the significant majority of our Growth Capital Expenditures occur only after we have won new long-term contracts. Our global raw materials procurement business is structured such that our purchases of raw materials are typically matched with customer orders, which minimizes working capital requirements, inventory and price risk.

Over the last six years, we have expanded from primarily serving North American steel companies to having 26% and 23% of our 2012 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, generated internationally. Further, we have grown our scale and diversity in that period by expanding the number of customer sites at which we operate from 73 to 81 and our raw materials procurement locations from 11 to 35, and we have increased the average number of services offered at our customer sites from 2.1 to 2.3. Our growth plans include the following key elements: (1) continue to grow in global markets by leveraging our existing infrastructure, customer relationships, expertise and market credibility; (2) continue to increase the number of our services offered to our existing customers through cross-selling; and (3) grow through prudent acquisitions and selective additions to our service offerings.

Our Services

We provide a broad range of services through two segments, our Mill Services Group and our Raw Material and Optimization Group. For the year ended December 31, 2012, we generated Adjusted EBITDA of $130.3 million and $52.4 million from our Mill Services Group and our Raw Material and Optimization Group, respectively, before total Administrative segment costs of $37.4 million.

We provide the industry’s most comprehensive array of outsourced industrial services to steel mills. Our operational expertise and broad range of services enable steel producers to better focus on steel making and improve their cost structure by outsourcing specific non-production, yet mission critical, functions to us. We are the largest provider of outsourced services to steel mills in North America as measured by revenue and have a substantial and growing international presence. In North America, the largest outsourced steel service market, we are the largest provider of five of our six primary services, and we are the second largest provider of raw materials procurement services for steel mills. Over the past eight years, we have built a substantial presence in Europe and Latin America, and have the infrastructure required to offer all of our primary mill services to steel mills. In 2012, we were awarded new contracts to provide mill services internationally in Europe, Latin America, Africa, and the Middle East, and we are currently pursuing opportunities to further expand our services in these areas and Asia.

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

We developed methods of removing slag material from melt shops that are now commonly used throughout the industry, and we are the leading provider of slag processing services in North America, providing slag processing services to 47 of the approximately 121 North American steel producing mills. Metal recovery and slag handling, processing and sales are fundamental to accelerating our international expansion.

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

Raw Materials Procurement and Logistics

We operate a worldwide procurement and logistics network to act on behalf of our customers, purchasing approximately 13 million tons of raw material inputs annually, including ferrous scrap, scrap substitutes, coke, coal, ore, non-ferrous metals, ferro-alloys and other raw materials used in steel making. Our extensive supplier contacts, substantial purchasing scale and superior market knowledge enable us to procure raw materials cost-effectively for our customers. We procure these raw materials from industrial sources, demolition contractors, metal producers and other dealers and brokers globally. We represent certain customers on an exclusive basis globally in the purchase of their ferrous scrap requirements, and represent a number of customers on a non-exclusive basis in the purchase and sale of their scrap products used or generated in the steel and iron making processes. Revenues for the raw materials procurement and logistics services we provide are generally generated pursuant to two alternative transaction models: (1) a contractually determined, volume-based fee for arranging delivery of raw materials shipments to a customer directly from a vendor with no price or inventory risk; or (2) arrangement to purchase for our own account and sell raw materials at specified prices, typically locking in a margin with minimal price or inventory risk. In addition, we occasionally take measured market risk in connection with our raw materials procurement services by either purchasing raw materials at a fixed price without an immediate corresponding sale order or agreeing to sell raw materials at a fixed price before having procured such materials.

In addition to sourcing raw materials for our customers, we arrange point-to-point delivery logistics, providing our customers with a seamless solution globally for raw material procurement needs. We procure materials on behalf of every major steel producer in North America, and as we increase our scale and reach, we expect to continue gaining global market share. For the year ended December 31, 2012, approximately 12% of the Revenue After Raw Materials Costs from our procurement business related to procuring raw materials and arranging logistics for our growing international customer base.

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

Total revenue contributed by class of service is included in Note 18 to the Company’s consolidated financial statements included elsewhere in this Annual Report.

We leverage our excellent customer relationships to actively pursue new types of service offerings to grow our business.

North American Operations

In North America, we are the largest provider of five of our six primary services and the second largest provider of raw materials procurement services. We are embedded at 60 customer sites in North America, representing approximately 50% of North American steel mills. We serve four of the top five largest North American steel producers, and, in 2012, customer sites where we provided one or more services represented approximately 43% of the steel produced in North America.

We are proud of our long history of quality service and strong customer relationships in North America, which have allowed us to realize a contract renewal rate of over 95% from 2007 to 2012 based on Revenue After Raw Materials Costs. North American steel producers typically rely on outsourcing for a variety of services, and we believe we provide an attractive value proposition to those customers in cross-sell opportunities because we are often able to leverage our existing infrastructure. Seventeen of our twenty-five new North American contracts won since the beginning of 2007 were the result of cross-selling, and, as a result, we increased the average number of services per customer site in North America from 2.0 in 2007 to 2.4 in 2012. In addition to cross-selling our primary services, our embedded on-site presence and daily operational integration with our customers often allow us the opportunity to proactively propose additional outsourced services.

International Operations

Over the last six years, we have expanded from primarily serving North American steel companies to having 26% and 23% of our 2012 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, generated internationally. Our leadership position in the North American market has provided us with credibility and market recognition internationally, which has facilitated our expansion into new markets with both existing and new customers. Over the past six years, we have built a substantial presence in Europe and Latin America and have the infrastructure required to offer all of our primary mill services to steel mills. Although we have only recently begun operating in these regions, in 2012 customer sites where we provided one or more services represented approximately 9% and 34% of the steel produced in Europe and Latin America, respectively, based on production results through November 2012. We have also built a substantial procurement presence in Asia and Europe and are able to offer our procurement services globally.

We operate at eleven mills located in Belgium, France, Slovakia and the United Kingdom and we have initiated operations in Poland to provide services under a contract that are scheduled to be phased-in beginning March 2013 with a full implementation of all services scheduled for the second quarter of 2014. We have also commenced a comprehensive European raw materials procurement initiative that operates from our sites in Slovakia and Belgium. Our customers in Europe include ArcelorMittal, United States Steel and Tata Steel. We

currently provide an average of 1.7 services at our European customer sites. We are using our current operations in Europe to grow our business both by pursuing new contracts at locations where we do not currently provide services and by cross-selling new services at locations where we already provide services. In addition, we believe that our raw materials procurement operations will experience steady growth in the highly fragmented European scrap market as we continue adding professionals to augment our operations in this region.

In Latin America, we currently operate at four customer sites located in Mexico and Trinidad & Tobago. Similar to our other international operations, most of our growth has been recent. In 2007, we were not operating at any customer sites in Latin America. Our customers in Latin America include leading regional and global steel producers such as Ternium and ArcelorMittal. We currently provide an average of 2.0 services at our Latin American customer sites. Our existing infrastructure in Latin America has been built to permit us to offer all of our primary mill services and procurement services, and we anticipate that these sites will provide a foundation from which we can further penetrate this geographic market.

We have established eight raw materials procurement locations across Asia in China, Indonesia, Vietnam, Taiwan, South Korea, Malaysia and Singapore. Our raw materials procurement business in Asia is driven in the near-term by sourcing scrap and other raw materials from North America, Europe and Latin America for sale to our customers in Asia. For the year ended December 31, 2012, 6% of our procurement business related to procuring and arranging logistics for raw materials for our growing customer base in Asia. We believe the growth in the installed base of scrap in Asia due to continued urbanization and economic development will lead to growth for our intra-Asian procurement and sale activities. Our presence in Asia has enabled us to build strong relationships with steel producers across the region and to develop superior market intelligence. We intend to leverage our relationships and market intelligence to introduce and expand our Mill Services Group’s business in Asia. In 2012 we made an investment to acquire a 20% equity interest in a provider of metal recovery services in Malaysia. We believe that growth in our mill services business in Asia will develop as steel markets mature and become more competitive, and the value of our services will become more apparent to steel producers.

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

Our Competitive Strengths

Leading Market Position

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. In North America, the largest outsourced steel services market, we are the largest provider of five of our six primary services, and we are the second largest provider of raw materials procurement services for steel mills. In North America, we operate at more customer sites than any of our competitors, providing mill services at approximately 50% of steel producing sites, and arranging raw material transactions on behalf of nearly all major steel producers. Our scale and market position create economies of scale, purchasing power and an ability to rapidly deploy resources and equipment, enabling us to bid competitively on contracts globally. Our leadership position in the North American market has provided us with credibility and market recognition internationally, which has facilitated our expansion into new markets with both existing and new customers. Over the past six years, we have built a substantial presence in Europe and Latin America and have the infrastructure required to offer all of our primary mill services. We have also built a substantial procurement presence in Asia and Europe and are able to offer our procurement services globally.

Broadest Portfolio of Services Globally

We provide the industry’s most comprehensive suite of outsourced industrial services to steel mills, enabling our customers to generate substantial cost savings through operational efficiencies while focusing on their core business of steel making. Our diversified offering of services and international presence afford us multiple entry opportunities for acquiring new customers and cross-selling. Approximately 60% of our 50 new contracts won since the beginning of 2007 were the result of selling new services at locations where we already provide service. Twenty-three of those contracts are from international customers. As a result, we have increased the average number of our services offered at our customer sites by 10%, from 2.1 services in 2007 to 2.3 services in 2012.

Long-Standing Relationships with Leading Steel Producers

We have established long-standing customer relationships over the past 80 years and have served our top 10 customers, based on Revenue After Raw Materials Costs for the year ended December 31, 2012, on average for over 35 years. In addition, our customer base includes 12 of the top 15 largest global steel producers. Our services are critical to our customers’ operations, and we believe we are able to provide these services in a more cost-effective manner than if performed in-house. Our Mill Services Group employees and equipment are typically embedded at customer sites and have daily interaction with customer personnel, and our Raw Material and Optimization Group is the exclusive purchasing agent for scrap and scrap substitutes for certain of our largest customers. Our deep operational integration, combined with our record of excellent performance and customer service, has driven strong customer loyalty. In addition, our customer relationships are further supported by an industry-recognized safety record that is consistently better than industry averages and a highly qualified environmental engineering staff. As a result, our contract renewal rate has been greater than 95% from 2007 to 2012 based on Revenue After Raw Materials Costs.

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

Experienced, Proven Management Team

Our executive management team has extensive experience with the members having an average of over 27 years in our industry and over 20 years with us. Our management team successfully integrated the legacy Tube City and IMS businesses, which combined in 2004, and has continued to grow our customer base while consistently improving our industry-leading safety record. Our management team has strong relations with our employees and unions, and we have not experienced any work stoppages or strikes for 21 years. In addition, our management team has executed upon our strategic plan to build our international business, increasing the contribution of international Adjusted EBITDA as a percentage of total Adjusted EBITDA from 7% in 2007 to 23% in 2012. In 2009, one of the worst years on record for steel production, our management team responded rapidly, realizing meaningful overhead cost reductions that we believe are sustainable and carefully managing equipment deployment and Maintenance Capital Expenditures, collectively resulting in expanded Adjusted EBITDA Margins and significant Discretionary Cash Flow.

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

In 2012, we won 17 new mill services contracts, seven of which were international contracts in countries including South Africa, Mexico, the United Arab Emirates and France.

Increase Penetration of Existing Customers

We believe we are in a unique position to leverage our existing relationships and embedded operations at our customer sites to cross-sell additional service offerings. Approximately 60% of our 50 new contracts won since the beginning of 2007 were the result of cross-selling, driven by our customers’ high satisfaction with our existing services, their desire to consolidate services with their best providers and our focus on offering our full array of services to our customers. One-half of the new cross-sell contracts we secured since the beginning of 2007 were the result of displacing the incumbent provider, and we will seek to continue to grow through these types of market share gains. On average, we provide approximately 2.3 out of our six primary services at each customer site where we currently operate (up from 2.1 in 2007), representing a significant opportunity to grow within our existing customer base. Furthermore, we are able to offer an attractive value proposition to our customers in cross-sell opportunities because we are typically able to leverage our existing infrastructure.

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

Selectively Pursue Acquisitions and Partnerships

We will selectively pursue strategic acquisitions and partnerships that will diversify our existing portfolio of products and services, expand our geographic footprint and build new customer relationships. We have successfully integrated three acquisitions in the past five years. Our management team has significant international operating experience in providing outsourced services to the steel industry and strong relationships with leading global and regional steel producers. We believe this will enable us to identify and pursue attractive acquisitions and partnerships. In September 2008, we increased our international business through our acquisition of Hanson, a United Kingdom-based provider of services to steel mills and other industrial enterprises. In 2010, we further expanded our business through the acquisition of Ontario, Canada based Total Mill Services for a purchase price of $0.5 million plus a contingent payment of up to $0.2 million. Total Mill Services provides cleaning and vacuumation services to the steel industry. In 2011, we strengthened our optimization services with the acquisition of Keystone Systems Inc. for a purchase price of $0.1 million plus a contingent payment of up to $0.2 million. Keystone Systems Inc. provides software designed to help metal producers, including stainless steel and aluminum producers optimize their raw material inputs. In 2012 we acquired a non-controlling interest in a joint venture that will provide mill services to one of Malaysia’s largest steelmakers. We are continuing to pursue a number of international opportunities in Europe, Asia, and Latin America. We believe that by continuing to utilize our disciplined acquisition and joint venture strategies, we will be able to supplement our organic growth prospects and enhance our long-term earnings growth.

Customers

Our customer base includes the leading integrated and minimill steel producers in the world. We operate at 81 customer sites in 11 countries across North America, Europe, Latin America and the Middle East, and our global raw materials procurement network spans five continents. We have established long-standing customer relationships and have served our top 10 customers, based on Revenue After Raw Materials Costs for the year ended December 31, 2012, on average for over 35 years. We have a strong presence at our customers’ sites globally. Some examples of the length of our relationship and breadth of coverage at our customers’ sites are set forth in the following chart.

Customer	Number of TMS Sites	Years of TMS Service(1)
AK Steel	4	24
ArcelorMittal	12	72
Gerdau	10	35
Nucor	9	33
Tata Steel	2	51
Ternium	2	6
United States Steel	9	69
Emirates Steel	1	2

(1)	Includes service to predecessor entities.

Our consistent record of cost-reduction, superior performance, safety and environmental stewardship has facilitated longstanding relationships with global steel producers. On average, we have served our top 10 customers, based on Revenue After Raw Materials Costs for the year ended December 31, 2012, for over

35 years. Our top 10 customers accounted for 79% of our Revenue After Raw Materials Costs. We provide services to each of our top customers under many contracts that cover multiple services and customer sites. The strength of our relationships with our customers and integration of our operations within our large installed base of on-site equipment create significant barriers to entry and have driven our greater than 95% contract renewal rate from 2007 to 2012 based on Revenue After Raw Materials Costs.

For the year ended December 31, 2012, our Revenue After Raw Materials Costs from our largest customer, United States Steel (together with its affiliates), accounted for approximately 26% of our consolidated Total Revenue and 24% of our Revenue After Raw Materials Costs. We provide services to United States Steel under a number of contracts that together cover 32 services at 9 sites. The average remaining contract life for the services we provide to United States Steel and its affiliates is approximately five years. While we are not substantially dependent on any one contract with United States Steel, the loss of the business with this customer would likely have a material adverse effect on our results of operations.

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

For the year ended December 31, 2012, 91% of our Revenue After Raw Materials Costs was generated from long-term contracts under which we provide one or more services. Our contracts generally have initial terms of between five and 10 years in length. The contracts are site-specific and typically include multiple services per customer site. Based on production volumes for the year ended December 31, 2012, we estimate that our existing contracts would generate Revenue After Raw Materials Costs of approximately $2.1 billion over their remaining terms. More than 77% of such Revenue After Raw Materials Costs would be generated from contracts that expire after 2015, and the weighted average remaining term of our contracts is approximately 3.7 years. Certain of our contracts, including contracts with our largest customer, contain provisions providing for the right to terminate for convenience through the payment of significant scheduled termination fees based on the remaining terms of the contracts.

We have a successful track record of winning new business and gaining market share, having won 50 new contracts from 2007 through 2012, including 20 contracts at sites where we did not previously provide services and 30 contracts at existing sites where we offered additional services. Of our 50 new contracts won in the past six years, 21 new contracts resulted from a steelmaker outsourcing services for the first time. Fifteen of the new cross-sell contracts we secured since the beginning of 2007 were the result of displacing the incumbent provider.

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

Certain of our competitors are companies or divisions or operating units of large companies that have greater financial and other resources than we do, and a potential customer could view that as an advantage for such a competitor. In North America, primary direct competitors include: Harsco Corporation, through its Harsco Metals division; Edward C. Levy Co.; Nucor Corporation, through its acquisition of the David J. Joseph Company; Stein Steel Mill Services, Inc.; Philip Services Corporation; Sims Metal Management and Phoenix Services, LLC, although most of our service categories include one or more additional significant competitors. In Europe, Latin America and Asia, competitors include Harsco Metals, Phoenix Services, LLC, Edward C. Levy, BIS, Sims Metal Management, TSR Recycling and numerous regional service providers, including Ortec Group, Getim, Recmix Belgium, DSU, Techint Group and Egon Evertz KG.

Competitors By Service Category

Service Category	Primary Third-Party Competitors

Scrap Management and Preparation	Harsco Metals, David J. Joseph, Edward C. Levy Co., Phoenix Services, LLC, Stein Steel Mill Services, Inc., Kinder Morgan and local and regional competitors

Semi-Finished and Finished Material Handling	Harsco Metals, Phoenix Services, LLC, Edward C. Levy Co., Stein Steel Mill Services, Inc., Ports America, Inc., Kinder Morgan and local and regional competitors

Metal Recovery and Slag Handling, Processing and Sales	Harsco Metals, Edward C. Levy Co., Stein Steel Mill Services, Inc., Phoenix Services, LLC and local and regional competitors

Surface Conditioning	Harsco Metals, Edward C. Levy Co., Egon Evertz KG and local and regional competitors

Raw Materials Procurement and Logistics	David J. Joseph, OmniSource Corporation, Philip Services Corporation, Sims Metal Management, Mid Ship Logistics, TSR Recycling and local and regional competitors

Proprietary Software-Based Raw Materials Cost Optimization	David J. Joseph and Management Science Associates, Inc.

Other Services	Most of the above-named competitors, KT–Grant, Inc. and local suppliers

Intellectual Property

We own a number of registered and unregistered trademarks and service marks in the United States and abroad that we use in connection with our businesses, including: Tube City IMS®, We Create Value®, Scrap Optimiser®, Genblend®, The Evolution of Value® and certain related designs and logos. We also own three issued U.S. patents, one issued Canadian patent and one issued U.K. patent covering various devices, systems and processes related to our steel services business. We currently have no patents on any of our software, relying instead on copyright and trade secret protection. We own a number of U.S. copyright registrations covering portions and versions of our Scrap Optimiser® software applications, and we have acquired licenses to use certain third-party software in some of our software programs including our Scrap Optimiser® software applications.

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

Employees

As of December 31, 2012, we employed approximately 4,400 people, approximately 3,700 of whom are hourly employees. As of December 31, 2012, approximately 47% of our North American hourly employees are covered by 29 collective bargaining agreements. Labor agreements with these unions expire periodically through May 2017. Approximately 10% of our North American hourly employees are covered by collective bargaining agreements that expire before December 31, 2013. Our management team has strong relations with our employees and unions, and we have not experienced any work stoppages or strikes for 21 years.

Financial Information About Segments and Geographic Areas

Financial information concerning industry segments and geographic areas is included in Note 18, Operating Segments, to our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. For risks associated with our foreign operations, see “Item 1A. Risk Factors.” See also “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

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

For the twelve months ended December 31, 2012, our largest customer, United States Steel (together with its affiliates), accounted for approximately 24% of our Revenue After Raw Materials Costs, and our top 10 customers accounted for 79% of our Revenue After Raw Materials Costs. A reduction in activity by a customer at one or more sites that we service (or its decision to idle or permanently close any customer site we service) would reduce the revenue we receive from such customer at those sites. A loss of a significant customer or the partial loss of a customer’s business through the termination or non-renewal of one of its significant contracts with us, or temporary or permanent shut down of one or more sites, could have a material adverse effect on our revenue and other results of operations. In general, our contracts are not terminable without cause. However, certain of our contracts, including contracts with our largest customers, contain provisions providing for the right to terminate for convenience through the payment of significant scheduled termination fees based on the remaining terms of the contracts. Further, notwithstanding our contractual rights, we may not have an effective remedy if one of our largest customers attempts to unilaterally change the terms in our contracts.

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

We currently operate at customer sites in 11 countries, and during the twelve months ended December 31, 2012 we derived approximately 26% of our Revenue After Raw Materials Costs from providing services and products to steel mills outside of North America. Due to the extensive diversification of our international operations, we are subject to a higher level of risk than some other companies relating to international conflicts, wars, internal civil unrest, trade embargoes and acts of terrorism. As we expand internationally, we will further become exposed to a variety of risks that may materially adversely affect results of operations, cash flows or financial position. These include the following:

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

As of December 31, 2012, our largest customer, United States Steel (together with its affiliates), accounted for 26% of our accounts receivable, and our top 10 customers accounted for 67% of our accounts receivable. We are party to multiple long-term contracts with many of our customers, including a number of contracts with United States Steel and its affiliates. Our relative concentration of significant customers, combined with the risk of customer financial difficulties and resulting impacts on us as described above, exposes us to concentrated credit risk or the risk of reduced borrowing capacity under our senior secured ABL facility. Further consolidation among any of the steel industry’s larger companies, many of which are our customers, could further increase the concentration of credit risk we face.

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

We have estimated future production volumes on the basis of our past experience under our existing customer relationships and the length of the terms of our existing contracts. However, such projected volumes may not be realized as revenue or, if realized, may not result in profits. As of December 31, 2012, and based on production volumes for the twelve months ended December 31, 2012 and remaining contract terms, we estimate that our existing multi-year contracts will generate approximately $2.1 billion in future Revenue After Raw Materials Costs. These estimates are based on assumptions that may prove to be incorrect. Accordingly, investors should not place undue reliance on such estimates. Cancellation of contracts or other changes by our customers could significantly reduce the revenue and profit we actually receive from our contracts. In the event of a cancellation, we may be reimbursed for certain costs, but we typically have limited contractual rights to revenue for services not yet performed. Our customers’ future requirements and our estimates may prove to be unreliable. If our estimates of future production volumes fail to materialize, we could experience a reduction in revenue after materials costs and a decline in profitability, which would result in a deterioration of our financial condition, profitability and liquidity.

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

Fluctuations in foreign exchange rates between the U.S. dollar and the other currencies in which we conduct business may materially adversely impact our operating income and income from continuing operations in any given fiscal period. Our operations in the United States accounted for approximately 70% of our Revenue After Raw Materials Costs and 70% of our Adjusted EBITDA for the twelve months ended December 31, 2012. An increase in the value of the U.S. dollar relative to the foreign currencies in which we earn our revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. Fluctuations in foreign exchange rates or decreases in exports of steel, including decreases resulting from the imposition of significant export restrictions, could also have an impact on demand for steel, the volume of global steel production and steel production in North America, as well as affect scrap pricing and procurement costs. If the exchange rates for foreign currencies change materially in relation to the U.S. dollar, our financial position, results of operations, or cash flows may be materially affected.

An increase in our debt service obligations may materially adversely affect our earnings and available cash and could make it more difficult to refinance our existing debt.

Our credit facilities include a senior secured ABL facility and a senior secured term loan credit facility. As of December 31, 2012, our gross availability under the senior secured ABL facility was $301.5 million and we had no borrowings outstanding. Also on that date, $16.8 million face amount of letters of credit were issued against our senior secured ABL facility, and approximately $297.8 million was outstanding under our senior secured term loan credit facility.

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

At December 31, 2012, we had recorded liabilities of $12.2 million related to both asserted and unasserted health insurance and workers’ compensation claims. If actual claims are higher than those projected by management, an increase to our reserves for health insurance and workers’ compensation claims may be required and would be recorded as a charge to income in the period in which the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to our insurance reserves may be required and would be recorded as a reduction to expense in the period in which the need for the change was determined.

We are exposed to work stoppages and increased labor costs resulting from labor union activity among our employees and those of our customers.

As of December 31, 2012, approximately 47% of our North American hourly employees are covered by 29 collective bargaining agreements. Labor agreements with these unions expire periodically through May 2017. Approximately 10% of our North American hourly employees are covered by collective bargaining agreements that expire before December 31, 2013. Our negotiations of new labor agreements with our union employees are time-consuming and subject to many factors outside of our control, and we may not be successful in such negotiations. Each regularly scheduled negotiation of labor agreements may result in increased labor costs. If we are unable to negotiate new terms with our unionized labor successfully as their contracts become due, we could experience a work stoppage, which could materially adversely impact our results of operations or, in the worst case scenario, lead to the termination of contracts with one or more of our significant customers.

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

As of December 31, 2012, the date the assets and liabilities of our plans were last actuarially computed, our pension plans were underfunded by a total of $8.2 million. We made cash payments of approximately $1.5 million to the underfunded pension plans during the year ended December 31, 2012, consisting primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. The funded status of the plans may be adversely affected by the investment experience of the plans’ assets in both the United States and Canada, by any changes in the law either in the United States or Canada, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. Accordingly, if the performance of our plans’ assets does not meet our expectations, if there are changes to the U.S. Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.

In addition, we have contractual obligations pursuant to collective bargaining agreements to make payments for employees and could be required to provide additional benefits based on changes in participation in union defined benefit plans.

We also have certain post-employment benefit plans that provide health care benefits primarily to retired employees. The plans are not funded; we pay post-employment benefits as required for individual participants. During the year ended December 31, 2012, we paid $0.3 million of benefits under these plans and as of December 31, 2012, the date the liabilities were last actuarially computed, the plans’ liabilities totaled $5.7 million. If health care costs or other actuarial assumptions differ from our expectations, future benefit payments under these plans could be greater than anticipated.

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

Our properties as of December 31, 2012 are as follows:

Headquarters and Administration

Location	Description	Owned/Leased
Glassport, PA	Corporate Headquarters	Owned
Horsham, PA	Administrative Offices - Mill Services Group	Leased
New Castle, PA	Administrative Offices - Mill Services Group	Leased
Portage, IN	Administrative Offices - Raw Material and Optimization Group	Leased
Schererville, IN	Administrative Offices - Raw Material and Optimization Group	Leased
Greenstone, South Africa	Administrative Offices - Mill Services Group	Leased
Marseilles, France	National Headquarters	Leased
Monterrey, Mexico	National Headquarters	Leased
Red Car, Teeside, United Kingdom	Administrative Offices - Mill Services Group	Leased
Scunthorpe, United Kingdom	National Headquarters	Owned

Mill Services Group

Location	Description	Owned/Leased

North American Operations

Belle Vernon/Monessen, PA	Processing Site	Leased
Braddock, PA	Operating Site	Leased
Burns Harbor, IN	Operating Site	Leased
Ecorse, MI	Operating Site	Leased
Fairfield, AL	Operating Site	Leased
Gary, IN	Operating Site	Leased
Granite City, IL	Operating Site	Leased
Johnstown, PA	Operating Site	Leased
Lone Star, TX	Operating Site	Leased
Mansfield, OH	Operating Site	Leased
New Castle, PA	Processing Site	Leased
West Mifflin, PA	Retail Scrap Yard	Owned
Hamilton, Ontario, Canada	Operating Site	Leased
Nanticoke, Ontario, Canada	Operating Site	Leased

International Operations

Kosice, Slovak Republic	Operating Site	Leased

North American Contract Right Operating Sites

Auburn, NY	East Chicago, IN	Middletown, OH	Seguin, TX
Beaumont, TX	Flowood, MS	Mobile, AL	St. Paul, MN
Birmingham, AL	Freeport, TX	Monroe, MI	Tuscaloosa, AL
Bourbonnais, IL	Ft. Smith, AR	New Castle, PA	Hamilton, Ontario, Canada
Bridgeville, PA	Gallatin, TN	Norfolk, NE	L’Original, Ontario, Canada
Burgettstown, PA	Girard, OH	Peoria, IL	Regina, Saskatchewan, Canada
Calvert, AL	Jackson, MI	Petersburg, VA
Cartersville, GA	Jackson, TN	Plymouth, UT
Cayce, SC	Jewett, TX	Portage, IN
Chicago, IL	Knoxville, TN	Portland, OR
Claymont, DE	Longview, TX	Reading, PA
Cleveland, OH	McMinnville, OR	Saukville, WI
Darlington, SC	Mesa, AZ	Sayreville, NJ

International Contract Right Operating Sites

Genk, Belgium	Le Creusot, France	Saldanha, South Africa	Scunthorpe, United Kingdom
Ghent, Belgium	Marseilles, France	Vanderbiljpark, South Africa	Teeside, United Kingdom
Commentry, France	Coahuila, Mexico	Couva, Trinidad
Dunkirk, France	Monclova, Mexico	Abu Dhabi, United Arab Emirates
Florange, France	Monterrey, Mexico	Immingham, United Kingdom
Puebla, Mexico

Raw Material and Optimization Group

Location	Description	Owned/Leased

North American Operations

Braddock, PA	Optimization Site	Leased
Draper, UT	Procurement Location	Leased
Ecorse, MI	Optimization Site and Procurement Location	Leased
Fairfield, AL	Optimization Site and Procurement Location	Leased
Gary, IN	Optimization Site and Procurement Location	Leased
Granite City, IL	Optimization Site and Procurement Location	Leased
Greenwich, CT	Procurement Location	Leased
Hamilton, Ontario, Canada	Optimization Site and Procurement Location	Leased
Horsham, PA	Procurement Location	Leased
Hudson, OH	Procurement Location	Leased
Lone Star, TX	Procurement Location	Leased
Miami, FL	Procurement Location	Leased
Middletown, OH	Optimization Site and Procurement Location	Leased
Nanticoke, Ontario, Canada	Optimization Site and Procurement Location	Leased
Seattle, WA	Procurement Location	Leased
West Mifflin, PA	Procurement Location	Owned

International Operations

Ghent, Belgium	Procurement Location	Licensed
Beijing, China	Representative Office	Leased

Jakarta, Indonesia	Representative Office	Leased
Kuala Lumpur, Malaysia	Representative Office	Leased
Monterrey, Mexico	Procurement Location	Leased
Singapore	Procurement Location	Leased
Kosice, Slovak Republic	Optimization Site and Procurement Location	Leased
Seoul, South Korea	Representative Office	Leased
Kaohsiung, Taiwan	Procurement Location	Leased
Taichung, Taiwan	Scrap Yard	Leased
Dubai, United Arab Emirates	Procurement Location	Leased
Ho Chi Minh City, Vietnam	Representative Office	Leased

Contract Right Optimization Sites and Procurement Locations

Location	Description

North American:

Akron, OH	Procurement Location
Ashland, KY	Optimization Site and Procurement Location
Butler, PA	Optimization Site and Procurement Location
Canfield, OH	Procurement Location
Claymont, DE	Optimization Site
Mansfield, OH	Procurement Location
Nashville, TN	Procurement Location
Pawleys Island, SC	Procurement Location
Portage, IN	Optimization Site

International:

Belo Horizonte, Brazil	Procurement Location

In general, we have contractual rights at our operating sites for ingress to, egress from and use of a defined area of a steel mill customer’s property. Such rights are no-fee, are coterminous with the terms of our service contracts with the mills and obligate us to maintain the applicable premises in the condition when first used, subject to ordinary wear and tear. Operating site leases allow us to use defined areas of our customers’ property under terms substantially similar to our contractual rights. Certain of our procurement locations identified as “contract right” locations are the home offices of our employees.

Item 3.	Legal Proceedings

We are involved from time to time in various personal injury, property damage and other legal proceedings that are considered to be routine litigation incidental to our business.

We and our former subsidiaries have been and may in the future be subject to asbestos-related personal injury claims. Our former landfill and waste management business, together with two non-operating subsidiaries of IU International Corporation (“IU”), were spun off to the stockholders of our Predecessor Company in October 2002. The two former subsidiaries of IU were subject to asbestos-related personal injury claims. We believe that we have no obligations for asbestos-related claims regarding the spun-off subsidiaries. In addition, we have been named as a defendant in certain asbestos-related claims relating to lines of businesses that were discontinued almost 30 years ago. Although we have various indemnities, contractual protections, insurance coverage and legal defenses with respect to asbestos-related claims related to these former lines of business, we may be liable for such claims if the indemnities and contractual protections fail, if our insurance coverage is exhausted or if a court does not recognize our legal defenses.

In June 2009, we received a draft consent order from the Pennsylvania Department of Environmental Protection (“PADEP”) with respect to certain water discharges from our West Mifflin facility to a nearby water body. The draft consent order describes a variety of alleged violations by our West Mifflin facility of state environmental laws. The terms of the draft consent order, which has not been executed by us, would require us, among other things, to pay a penalty of $750,000, perform a variety of investigative and corrective actions and report our activities to PADEP. We dispute many of the contentions set forth in the draft consent order and we are in the process of negotiating a resolution of this matter with PADEP. We cannot predict the ultimate resolution of this matter.

For additional information regarding legal proceedings, see our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s Class A Common Stock is listed on the New York Stock Exchange, Inc. (symbol TMS). The company’s quarterly high and low Class A Common Stock prices for 2012 and 2011 are as follows:

Quarter ended	March 31	June 30		September 30	December 31
2012
High	$13.00	$13.16		$10.69	$12.90
Low	9.86	8.76		9.02	9.62

2011
High	$—	$14.85	(1)	$13.54	$10.95
Low	—	11.85	(1)	6.48	6.81

(1)	From April 14, 2011, the date trading began, through June 30, 2011.

As of February 15, 2013, there were 5 shareholders of record of our Class A Common Stock and 74 holders of our Class B Common Stock.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our incorporation in October 2006, and we do not anticipate declaring or paying any dividends to our stockholders in the foreseeable future. In addition, our ability to pay dividends is restricted by certain covenants contained in the agreements governing our subsidiaries’ senior secured asset-based loan and senior secured term loan and may be further restricted by any future indebtedness that we incur.

Our business is conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries.

STOCK PERFORMANCE GRAPH

The graph below compares the change in cumulative total shareholder return of our Class A Common Stock with the cumulative total return of the S&P 600 Index and a Peer Group from April 13, 2011 (the day we priced the initial public offering of our Class A Common Stock) through December 31, 2012. The Peer Group consists of the following issuers, each of which have business characteristics and/or perform a range and variety of industrial services similar to the company: Team, Inc.; Mistras Group, Inc.; Furmanite Corporation; Clean Harbors, Inc.; and Harsco Corporation. The stockholder return shown on the graph below is not indicative of future performance.

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

EQUITY TRANSACTIONS

There were no repurchases of the Company’s Class A Common Stock during the fiscal year ended December 31, 2012.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and the notes to those financial statements included elsewhere in this annual report.

(dollars in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$1,994,969	$2,192,188	$1,632,822	$989,257	$2,599,199
Service Revenue	531,221	469,283	397,808	309,082	383,714

Total Revenue	2,526,190	2,661,471	2,030,630	1,298,339	2,982,913
Costs and Expenses:
Cost of Raw Materials Shipments	1,919,474	2,112,011	1,564,504	939,993	2,515,425
Site Operating Costs	396,412	356,183	293,003	233,120	298,394
Selling, General and Administrative Expenses	64,504	58,646	53,139	44,638	56,750
Provision for (Recovery of) Bad Debts	470	590	64	(5,419)	9,166
Share based compensation associated with initial public offering	—	1,304	—	—	—
Provision for Transition Agreement	—	745	—	2,243	—
Depreciation	56,546	47,493	49,317	57,567	61,108
Amortization	12,510	12,401	12,191	12,193	11,972

Total Costs and Expenses	2,449,916	2,589,373	1,972,218	1,284,335	2,952,815

Income from Operations	76,274	72,098	58,412	14,004	30,098
(Loss) Gain on Debt Extinguishment	(12,300)	(581)	—	1,505	—
Goodwill Impairment	—	—	—	(55,000)	—
Recognition of Cumulative Translation Adjustment	(362)	—	—	(1,560)	—
Interest Expense, Net	(26,125)	(32,201)	(40,361)	(44,825)	(38,079)
Loss from equity investment	(19)	—	—	—	—

Income (Loss) Before Income Taxes	37,468	39,316	18,051	(85,876)	(7,981)
Income Tax (Expense) Benefit	(11,347)	(15,410)	(10,903)	6,885	1,891

Net Income (Loss)	$26,121	$23,906	$7,148	$(78,991)	$(6,090)

Net Income (Loss) Attributable to Common Stockholders	$26,078	$17,476	$(15,676)	$(100,060)	$(25,591)

Cash Flow Data:
Net Cash Provided By Operating Activities	$119,312	$58,945	$86,437	$72,985	$36,479
Net Cash Used in Investing Activities	(115,031)	(83,192)	(37,875)	(36,140)	(80,124)
Net Cash (Used in) Provided by Financing Activities	(86,259)	84,117	(29,042)	(13,061)	47,461

Balance Sheet Data:
Cash and Cash Equivalents	$26,936	$108,830	$49,492	$29,814	$5,792
Working Capital(1)	60,771	60,737	8,837	9,832	38,332
Goodwill and Other Intangible Assets	390,554	397,540	407,443	420,418	480,606
Total Assets	1,009,794	1,065,995	878,905	824,389	856,865
Long-term Debt, Including Current Portion and indebtedness to related parties	316,393	388,269	426,641	449,612	454,367
Redeemable Preferred Stock and Stockholders’ Equity	307,042	276,841	125,891	122,874	190,120

Other Financial Data:
Revenue After Raw Materials Costs(2)	$606,716	$549,460	$466,126	$358,346	$467,488
Adjusted EBITDA(3)	145,311	134,041	119,920	86,007	103,178
Adjusted EBITDA Margin(4)	24.0%	24.4%	25.7%	24.0%	22.1%
Capital Expenditures(5)	$110,539	$80,783	$39,816	$37,635	$62,852
Growth Capital Expenditures(5)	68,052	41,438	9,475	23,186	26,966
Maintenance Capital Expenditures(5)	42,719	39,600	31,158	15,792	35,886
Discretionary Cash Flow(6)	102,592	94,441	88,762	67,972	67,292

(1)	Working capital is calculated as current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt and revolving borrowings.
(2)

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

The following table sets forth our calculation of Revenue After Raw Materials Costs:

(dollars in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Revenue After Raw Materials Costs
Total Revenue	$2,526,190	$2,661,471	$2,030,630	$1,298,339	$2,982,913
Cost of Raw Materials Shipments	(1,919,474)	(2,112,011)	(1,564,504)	(939,993)	(2,515,425)

Revenue After Raw Materials Costs	$606,716	$549,460	$466,126	$358,346	$467,488

(3)	Adjusted EBITDA represents net income (loss) before income taxes, Interest Expense, Net, Depreciation and Amortization and certain other items, such as expenses associated with withdrawn public offerings, compensation provided as a result of business combinations, losses or gains in respect of debt extinguishment, goodwill impairment charges and dispositions of cumulative translation adjustments. We also use Adjusted EBITDA to benchmark the performance of our business against expected results, to analyze year-over-year trends, and to compare our operating performance to that of our competitors. We also use Adjusted EBITDA as a performance measure because it excludes the impact of tax provisions and Depreciation and Amortization, which are difficult to compare across periods due to the impact of accounting for business combinations and the impact of tax net operating losses on cash taxes paid. We believe the presentation of Adjusted EBITDA enhances our investors’ overall understanding of the financial performance of and prospects for our business. Adjusted EBITDA is not a recognized financial measure under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, operating income (loss) or any other performance measures derived in accordance with GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.”

The following table reconciles Net Income (Loss) to Adjusted EBITDA:

(dollars in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Adjusted EBITDA
Net Income (Loss)	$26,121	$23,906	$7,148	$(78,991)	$(6,090)
Income Tax (Benefit) Expense	11,347	15,410	10,903	(6,885)	(1,891)
Interest Expense, Net	26,125	32,201	40,361	44,825	38,079
Depreciation and Amortization	69,056	59,894	61,508	69,760	73,080

EBITDA	$132,649	$131,411	$119,920	$28,709	$103,178
Share based compensation associated with initial public offering	—	1,304	—	—	—
Provision for Transition Agreement	—	745	—	2,243	—
Loss (Gain) on Debt Extinguishment	12,300	581	—	(1,505)	—
Goodwill Impairment Charge	—	—	—	55,000	—
Recognition of Cumulative Translation Adjustment	362	—	—	1,560	—

Adjusted EBITDA	$145,311	$134,041	$119,920	$86,007	$103,178

(4)

Adjusted EBITDA Margin is calculated by dividing our Adjusted EBITDA by our Revenue After Raw Materials Costs. We believe our Adjusted EBITDA Margin is useful in measuring our profitability and our control of cash operating costs relative to Revenue After Raw Materials Costs. We also use Adjusted EBITDA Margin as a performance measure because it (1) excludes the fluctuation in market price of the raw materials we procure for and sell to our customers and (2) it excludes the impact of tax provisions and Depreciation and Amortization, which are difficult to compare across periods due to the impact of accounting for business combinations and the impact of tax net operating losses on cash taxes paid. We believe the presentation of Adjusted EBITDA Margin enhances our investors’ overall understanding of our financial performance. Adjusted EBITDA Margin is not a recognized financial measure under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA Margin should not be considered in isolation from or as an alternative to any other performance measures determined in accordance with GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.” Set forth below are tables presenting our Operating Margin, a recognized financial measure under GAAP, and a reconciliation of the components of our Operating Margin to the components used to calculate our Adjusted EBITDA Margin. The following table sets forth our calculation of Operating Margin, which is calculated by dividing our Income from Operations by our Total Revenue:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Operating Margin
Income from Operations	$76,274	$72,098	$58,412	$14,004	$30,098
Total Revenue	$2,526,160	$2,661,471	$2,030,630	$1,298,339	$2,982,913
Operating margin	3.0%	2.7%	2.9%	1.1%	1.0%

The following table sets forth our calculation of Adjusted EBITDA Margin by reconciling our Income from Operations to Adjusted EBITDA and by reconciling our Total Revenue to our Revenue After Raw Materials Costs:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Adjusted EBITDA Margin
Income from Operations	$76,274	$72,098	$58,412	$14,004	$30,098
Depreciation and Amortization	69,056	59,894	61,508	69,760	73,080
Provision for Transition Agreement	—	745	—	2,243	—
Share based compensation associated with initial public offering	—	1,304	—	—	—
Loss from equity investment	(19)	—	—	—	—

Adjusted EBITDA	$145,311	$134,041	$119,920	$86,007	$103,178

Total Revenue	$2,526,160	$2,661,471	$2,030,630	$1,298,339	$2,982,913
Cost of Raw Materials Shipments	(1,919,474)	(2,112,011)	(1,564,504)	(939,993)	(2,515,425)

Revenue After Raw Materials Costs	$606,716	$549,460	$466,126	$358,346	$467,488

Adjusted EBITDA Margin (Adjusted EBITDA/Revenue After Raw Materials Costs)	24.0%	24.4%	25.7%	24.0%	22.1%

(5)	We separate our Capital Expenditures into two categories: (1) Growth Capital Expenditures and (2) Maintenance Capital Expenditures. We believe that Growth Capital Expenditures and Maintenance Capital Expenditures are useful in measuring our operating performance. Growth Capital Expenditures relate to the establishment of our operations at new customer sites, the performance of additional services or significant productivity improvements at existing customer sites. We incur Maintenance Capital Expenditures as part of our ongoing operations, and Maintenance Capital Expenditures generally include the cost of normal replacement of capital equipment used at existing sites on existing contracts, additional capital expenditures made in connection with the extension of an existing contract and capital costs associated with acquiring previously leased equipment. Growth Capital Expenditures and Maintenance Capital Expenditures are not recognized financial measures under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Growth Capital Expenditures and Maintenance Capital Expenditures should not be considered in isolation from or as an alternative to any other performance measures determined in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.”

The following table sets forth our total Capital Expenditures, Growth Capital Expenditures and Maintenance Capital Expenditures:

(dollars in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Growth Capital Expenditures	$68,052	$41,438	$9,475	$23,186	$26,966
Maintenance Capital Expenditures	42,719	39,600	31,158	15,792	35,886

Total Property, Plant & Equipment Added	110,771	81,038	40,633	38,978	62,852
Less:
Equipment additions financed with capital leases	(232)	(255)	(322)	(1,343)	—
Equipment acquired in business combination	—	—	(495)	—	—

Total Cash Outflows for Capital Expenditures per Consolidated Statements of Cash Flows	$110,539	$80,783	$39,816	$37,635	$62,852

(6)	Discretionary Cash Flow is calculated as our Adjusted EBITDA minus our Maintenance Capital Expenditures. We believe Discretionary Cash Flow is useful in measuring our liquidity. Discretionary Cash Flow is not a recognized financial measure under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Discretionary Cash Flow should not be considered in isolation from or as an alternative to any other performance measures determined in accordance with GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures We Use to Evaluate Our Company.”

The following table sets forth our calculation of Discretionary Cash Flow:

(dollars in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Discretionary Cash Flow
Adjusted EBITDA	$145,311	$134,041	$119,920	$86,007	$103,178
Maintenance Capital Expenditures	(42,719)	(39,600)	(31,158)	(15,792)	(35,886)

Discretionary Cash Flow	$102,592	$94,441	$88,762	$70,215	$67,292

The following table reconciles Discretionary Cash Flow to net cash provided by (used in) operating activities:

(dollars in thousands)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Discretionary Cash Flow	$102,592	$94,441	$88,762	$70,215	$67,292
Maintenance Capital Expenditures	42,719	39,600	31,158	15,792	35,886
Cash interest expense	(31,064)	(30,284)	(33,521)	(35,383)	(36,165)
Cash income taxes	(7,542)	(1,854)	(3,266)	(2,461)	(2,501)
Change in accounts receivable	16,061	(85,989)	(42,652)	(22,479)	39,202
Change in inventory	5,777	(17,633)	(6,799)	(13,229)	26,386
Change in accounts payable	(21,875)	70,346	48,157	59,673	(77,360)
Change in other current assets and liabilities	7,325	(6,854)	4,359	(1,878)	(9,810)
Other operating cash flows	5,319	(2,828)	239	2,973	(6,451)

Net cash provided by operating activities	$119,312	$58,945	$86,437	$73,223	$36,479

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Results of Operations. This section provides a discussion of our results of operations for: (1) the year ended December 31, 2012 compared to the year ended December 31, 2011; and (2) the year ended December 31, 2011 compared to the year ended December 31, 2010.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for: (1) the year ended December 31, 2012 compared to the year ended December 31, 2011; and (2) the year ended December 31, 2011 compared to the year ended December 31, 2010. This section also includes a discussion of our liquidity, Capital Expenditures and indebtedness.

Pension and Post-Employment Benefit Obligations. This section provides an analysis of our obligations under our benefit plans as of December 31, 2012.

Commitments and Contractual Obligations. This section provides an analysis of our commitments and contractual obligations as of December 31, 2012 and December 31, 2011.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 81 customer sites in eleven countries across North America, Europe, Latin America, Africa and the Middle East and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 35 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

We provide a broad range of services through two reporting segments: our Mill Services Group and our Raw Material and Optimization Group:

•

Mill Services Group. The services provided under this segment are performed at our customer sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at our customer sites and are not based on the underlying price of steel. In addition, many of our contracts include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. The services provided to our customers under this segment include: (1) scrap management and preparation; (2) semi-finished and finished material handling; (3) metal recovery and slag handling, processing and sales; and (4) surface conditioning. The revenues from these services appear in the line item “Service Revenue” on our statement of operations, and the costs associated therewith appear in “Site Operating Costs” on our statement of operations. Substantially all of our Capital Expenditures, whether Growth Capital Expenditures or Maintenance Capital Expenditures, are incurred in connection with the services provided by this segment. This segment also includes the results of operations at our location where we buy, process and sell scrap for our own account, which revenues are included in the line item “Revenue from Sale of Materials” on our statement of operations and the costs associated therewith appear in “Cost of Raw Materials Shipments” on our statement of operations. This location represented 2% of the Mill Services Group’s Adjusted EBITDA for the year ended December 31, 2012. The Total Revenue and Cost of Raw Materials Shipments from this location will fluctuate based upon the underlying price of scrap.

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

Over the last six years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 26% and 23% of our 2012 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, internationally. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Africa, Asia and the Middle East.

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

For the year ended December 31, 2012, approximately 8% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 92% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

For the year ended December 31, 2012, approximately 99% of our Service Revenue was generated by our Mill Services Group, and approximately 1% of our Service Revenue was generated by our Raw Material and Optimization Group.

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

Accounting for Business Combinations. We accounted for the Onex Acquisition in accordance with ASC 805 using the purchase method of accounting. Acquired tangible assets, identifiable intangible assets and assumed liabilities were recorded on our books at their estimated fair value. Because the Onex Acquisition consideration exceeded the fair value of the net identifiable tangible and intangible assets, we recorded goodwill in the transaction. As a result of the Onex Acquisition, we:

•	increased the carrying value of property plant and equipment by $29.4 million;

•	recorded $204.7 million of identifiable intangible assets; and

•	recorded $289.4 million of goodwill.

These additional assets resulted in non-cash expenses and charges in the subsequent periods, including:

•	additional depreciation expense of $1.4 million, $2.6 million, $4.4 million, and $8.2 million, during 2011, 2010, 2009, and 2008 respectively;

•	amortization expense of approximately $11.8 million annually

•	a $55.0 million charge for the impairment of goodwill in 2009. See “—Application of Critical Accounting Policies—Goodwill and Other Intangible Assets.”

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

Revenue from Sale of Materials

Raw materials procurement and logistics—In our raw materials procurement business, we generally engage in two types of transactions that require different accounting treatment. We evaluate the accounting treatment for these transactions based on their individual facts and circumstances, and we categorize them into two general groupings:

(1) Transactions where we purchase raw materials from a supplier and sell the raw materials to a customer, for which we invoice the customer for the full sale price of the goods. In this first type of transaction model, it is common for us to arrange for a sale to our customer and a matching purchase from our vendor almost simultaneously. During the year ended December 31, 2012, approximately 91% of the Company’s raw material procurement activity by volume was made under this transaction model; and,

(2) Transactions where we arrange delivery of raw materials shipments to a customer directly from a supplier, for which we earn a contractually determined, volume based arranging fee. In this second type of transaction, we invoice the customer for our arranging fee (but not for the sale price of the goods, which is paid directly by the customer to the vendor). During the year ended December 31, 2012, approximately 9% of the Company’s raw material procurement activity by volume was transacted under this model.

For each individual transaction, we make a determination as to whether we should record revenue for the full value of the shipment, or alternatively should only record revenue for our contractually determined arranging fee, based on our judgment as to whether we are acting as principal or agent in the transaction based on our consideration of the criteria set forth in ASC 605-45.

We record the full value of the material shipped and invoice that amount as revenue where we determine that we are acting as a principal in the transaction. In general, we conclude that we are acting as principal in the transaction when (i) we are the primary obligor under the arrangement – meaning that we are the party primarily obligated to provide the material to our customer, and that obligation is not relieved even if our supplier fails to ship the material; (ii) we have general inventory risk in the transaction, even though we may mitigate that risk by entering into a purchase and sale almost simultaneously; (iii) we have discretion in supplier selection, (iv) we have risk in physical inventory loss; and (v) we have credit risk in the transaction.

If we determine, after evaluating the above factors, that we are the principal in the transaction, we record the full invoiced value of the transaction as revenue from the sale of materials and record the full cost of the transaction as cost of raw materials shipments. If we determine that we have not met the criteria to be considered a principal in the transaction and are acting as an agent in the transaction, we will record only the contractually determined fee or margin on the transaction as revenue from the sale of materials.

We recognize revenue from raw materials procurement sales when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or F.O.B. destination depending on terms of sale, or when we have the right to receive the contractual fee. Revenues from these sources are included in Revenue from Sale of Materials. During the year ended December 31, 2012, approximately 91% of the Company’s raw material procurement activity by volume was made under the transaction model where the Company purchases raw materials from a supplier and sells the material to the customer acting as a principal in the transaction. During the year ended

December 31, 2012, approximately 9% of the Company’s raw material procurement activity by volume was transacted where the Company arranged for delivery of raw material for a customer directly from a vendor earning a contractually determined volume-based fee acting as an agent in the transaction. The volume-based fee is recorded as Revenue From Sale of Materials and there is no corresponding Cost of Raw Material Shipment in this transaction model.

The Company also purchases, processes and sells scrap iron and steel inventory for the Company’s own account. The Company recognizes revenue from scrap sales of material when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or destination depending on terms of sale. Revenues from these sources are included in Revenue from Sale of Materials.

Service Revenue

Metal recovery, slag handling, processing, and sales—We generate revenue by removing slag from a furnace and processing it to separate metallic material from other slag components. The separated metallic material is generally reused in production of steel by the host mill or sold to other end users, and the remaining nonmetallic material is generally sold to third parties as aggregate. The Company recognizes revenue from slag processing and metal recovery services when it performs the services and revenue from co-product sales when title and risk of loss pass to the customer. Revenues from these sources are included in Service Revenue.

Semi finished material handling; scrap management preparation—We generate revenue from receiving, processing and managing raw material inputs, primarily scrap, and handling and recording inventory of finished products where all of the production is generally completed at the customer’s location. Revenues from these sources are included in Service Revenue and are recognized at the time the service is performed.

Surface conditioning—We generate revenue from removing imperfections from semi-finished steel processed for use in high-end applications. The Company recognizes revenue from surface conditioning services when it performs the services. Revenues from these sources are included in Service Revenue.

Raw materials optimization—Revenue from optimization fees represents income from determining, through use of its internally developed and proprietary software, the most economical combination of input materials necessary to make a customer’s specified chemistry of steel. The Company recognizes income from optimization fees as the optimization service is provided. Optimization software maintenance fees are recognized in income over the contract life. Revenues from these sources are included in Service Revenue.

Other revenues—We generate from various additional services, including dust and debris management, equipment rental services, mobile equipment maintenance, refractory removal, vacuumation, as well as revenues from services to customers outside of the normal contractual agreement. The Company recognizes revenue as the service is provided. Machine shop service revenues are recognized as work is performed. Revenues from these sources are included in Service Revenue.

In certain instances, we have contracts under which we provide multiple services at a single mill site, but each type of service is detailed in a separate scope of work and subject to a separate fee structure within the contract. In those instances, each service that we provide is also provided individually to other customers and other mill sites, providing evidence that the individual services have stand alone value under ASC 605-25-5(a). We allocate revenue to each individual service based on the specific fee structure laid out in the contract as such fees fall within a consistent range of similar fees charged where we provide the service as a single service at a mill site. We believe the contractual pricing structure and its relationship to pricing for similar services offered to other customer provides objective evidence of the prices of the services we provide and, accordingly, our allocation is consistent with the relative selling price method prescribed in ASC 605-25-30-2.

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

During 2012, we did not record any impairment charge related to goodwill. We tested for impairment on October 1, 2012, the annual test date. There were no events that triggered any additional impairment tests during 2012. In testing for impairment, we estimate the fair values of our reporting units under the income and market approach.

The income approach was based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for each reporting unit was estimated using future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A 4% perpetual growth rate was used to arrive at the estimated future terminal value. A discount rate of 10% was used for the Mill Services Group reporting unit and a discount rate of 12% was used for the Raw Material and Optimization Group reporting unit which were based upon the cost of capital of other comparable companies adjusted for company specific risks.

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

As of December 31, 2012, the Mill Services Group and the Raw Material and Optimization Group had $162.6 million and $80.1 million of goodwill, respectively. The 2012 annual goodwill impairment test, as of October 1, 2012, indicated that the estimated fair value of our Mill Services Group and our Raw Material and Optimization Group exceeded their carrying values by approximately 86% and 153%, respectively. The estimates of fair value of a reporting unit under the income approach are based on a discounted cash flow analysis which requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If business conditions change or other factors have an adverse effect on our estimates of discounted future cash flows, assumed growth rates or discount rates, future tests of goodwill impairment may result in additional impairment charges.

Equity Investment. We account for investments in entities where we exert significant influence, but do not control the entity, using the equity method of accounting under ASC 323-10. We record our initial investment at cost and record a proportional share of net income of the entity in our consolidated statement of operations.

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

Foreign Currency Translation. The financial statements of our foreign subsidiaries are generally measured using the local currency as the functional currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. During 2012, we substantially liquidated the assets of one of our foreign subsidiaries. ASC 830-30-40-1 requires that upon substantial liquidation, amounts that had previously been charged to the cumulative translation adjustment be reported in current earnings. Accordingly, we recorded a $0.4 million charge in the fourth quarter of 2012.

Grants from Government Agencies. We recognize receivables for grants from government agencies when we are reasonably assured that the amounts will be received and when the conditions necessary to receive that grant have been fully achieved. We recognize the benefit of government grants in our statement of operations on a systematic and rational basis over the periods of consumption or commitment as applicable. In 2012, we received direct notice from the Department of Trade and Industry of the Republic of South Africa that we have met the conditions and will receive grants totaling approximately $5.2 million. The grant was for a combination of asset investment and job creation and saving and because there were multiple conditions to receiving the grant, we determined the appropriate treatment for the grant is to record the amount as deferred revenue and recognize it in revenue ratably over the life of our service contracts. In 2012, we recognized $0.7 million related to the first year of our seven year contracts.

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

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

The following table sets forth each of the line items in our statement of operations for each of the periods indicated as well as the variances between the periods in terms of dollar amounts and percentage. The table also provides a reconciliation of Total Revenue to Revenue After Raw Materials Costs for each of the periods presented.

	Year ended December 31,		Variances
(dollars in thousands)	2012	2011	$	%
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$1,994,969	$2,192,188	$(197,219)	-9.0%
Service Revenue	531,221	469,283	61,938	14.0%

Total Revenue	2,526,190	2,661,471	(135,281)	-5.1%
Costs and expenses:
Cost of Raw Materials Shipments	1,919,474	2,112,011	(192,537)	-9.1%
Site Operating Costs	396,412	356,183	40,229	11.3%
Selling, General and Administrative Expenses	64,974	59,236	5,738	9.7%
Share based compensation associated with initial public offering	—	1,304	(1,304)	—
Provision for Transition Agreement	—	745	(745)	—
Depreciation and Amortization	69,056	59,894	9,162	15.3%

Total costs and expenses	2,449,916	2,589,373	(139.457)	-5.4%

Income from Operations	76,274	72,098	4,176	5.8%
Loss on Early Extinguishment of Debt	(12,300)	(581)	(11,719)	—
Disposition of cumulative translation adjustment	(362)	—	(362)	—
Loss from equity investment	(19)	—	(19)	—
Interest Expense, Net	(26,125)	(32,201)	6,076	-18.9%

Income Before Income Taxes	37,468	39,316	(1,848)	-5.1%
Income Tax Expense	(11,347)	(15,410)	4,063	-26.4%

Net Income	$26,121	$23,906	$2,215	9.3%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$2,526,190	$2,661,471	$(135,281)
Cost of Raw Materials Shipments	(1,919,474)	(2,112,011)	192,537

Revenue After Raw Materials Costs	$606,716	$549,460	$57,256	10.4%

Mill Services Group:
Total Revenue	$688,362	$663,110	$25,252
Cost of Raw Materials Shipments	(153,493)	(180,904)	27,411

Revenue After Raw Materials Costs	$534,869	$482,206	$52,663	10.9%

Raw Material and Optimization Group:
Total Revenue	$1,837,771	$1,998,313	$(160,542)
Cost of Raw Materials Shipments	(1,765,982)	(1,931,125)	165,143

Revenue After Raw Materials Costs	$71,789	$67,188	$4,601	6.8%

Administrative:
Total Revenue	$57	$48	$9
Cost of Raw Materials Shipments	1	18	(17)

Revenue After Raw Materials Costs	$58	$66	$(8)

Adjusted EBITDA:
Net Income	$26,121	$23,906	$2,215
Income Tax Expense (Benefit)	11,347	15,410	(4,063)
Interest Expense, Net	26,125	32,201	(6,076)
Depreciation and Amortization	69,056	59,894	9,162
Share based compensation associated with initial public offering	—	1,304	(1,304)
Provision for Transition Agreement	—	745	(745)
Disposition of cumulative translation adjustment	362	—	362
Loss on Early Extinguishment of Debt	12,300	581	11,719

Adjusted EBITDA	$145,311	$134,041	$11,270	8.4%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$130,306	$117,511	$12,795	10.9%
Raw Material and Optimization Group	52,387	51,044	1,343	2.6%
Administrative Expenses	(37,382)	(34,514)	(2,868)	8.3%

Adjusted EBITDA	$145,311	$134,041	$11,270	8.4%

Adjusted EBITDA Margin	24.0%	24.4%	19.7%

Revenue from Sale of Materials. Revenue from Sale of Materials was $1,995.0 million for the year ended December 31, 2012 compared to $2,192.2 million for the year ended December 31, 2011. Revenue from Sale of Materials is primarily generated from raw materials procurement activities, which produced $1,830.2 million or approximately 92% of the Revenue from Sale of Materials for the year ended December 31, 2012, and $1,991.5 million or approximately 91% for the year ended December 31, 2011. The remaining Revenue from Sale of Materials of $164.8 million for the year ended December, 2012 and $200.7 million for the year ended December 31, 2011 was primarily generate by our Mill Services Group location where we buy, process and sell raw materials for our own account.

Revenue from Sale of Materials decreased by 9.0% in 2012 compared to 2011, driven by decreases in the market price of raw materials we procured for our customers. The price of #1 Heavy Melt scrap, an indicative grade of scrap, was approximately 12.2% lower year-over-year. The impact of the reduction caused by a decrease in market value was partially offset by the total volume of material we procured or arranged for our customers in 2012 which was generally consistent with 2011, increasing 0.1%. However, a portion of the volume we procure or arrange for our customers includes shipments where we do not take title and only record a commission or fee for arranging the shipments. Excluding the tonnage related to such arrangements, which have a minimal effect on our Revenue from Sale of Materials, our shipments increased approximately 6%.

Service Revenue. Service Revenue was $531.2 million for the year ended December 31, 2012, compared to $469.3 million for the year ended December 31, 2011. Service Revenue is primarily generated by our Mill Services Group, which produced $523.6 million and $462.4 million for the years ended December 31, 2012 and 2011, respectively, with the remainder primarily generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. While steel produced by our customers, excluding customers where we have been operating under a contract for less than one year, was relatively flat year-over-year, our Service Revenue increased $61.9 million, or 14.0%. The increase in Service Revenue was primarily driven by new contract wins both internationally and domestically.

Total Revenue. For the year ended December 31, 2012, our Total Revenue decreased $135.2 million or 5.1% compared to the year ended December 31, 2011. Our Total Revenue by type of service is as follows (in millions):

	Year ended December 31,
	2012	2011	Difference	% Difference
Mill Services Group
Slag Processing, Metal Recovery and Sales	$367.2	$319.1	$48.1	15.1%
Scrap Management & Scrap Preparation	236.7	254.8	(18.1)	-7.1%
Semi-finished and Finished Material/Product Handling	41.4	43.1	(1.7)	-3.9%
Surface Conditioning	30.0	30.9	(0.9)	-2.9%
Other	13.1	15.2	(2.1)	-13.8%

Mill Services Group Total Revenue	688.4	663.1	25.3	3.8%

Raw Materials and Optimization Group
Raw Materials Procurement	1,831.1	1,991.7	(160.6)	-8.1%
Raw Materials Optimization	6.7	6.6	0.1	1.5%

Raw Materials and Optimization Group Total Revenue	1,837.8	1,998.3	(160.5)	-8.0%

Consolidated Total Revenue	$2,526.2	$2,661.4	$(135.2)	-5.1%

Our Total Revenue from Slag Processing, Metal Recovery and Sales increased $48.1 million of 15.1% was driven by new contracts and services which contributed $44.8 million of additional Slag Processing Metal

Recovery and Sales Total Revenue. Our Scrap Management & Scrap Preparation Total Revenue decreased $18.1 million, 7.1%. The Total Revenue from the location where we buy, process and sell scrap for our own account is included in this category and it decreased $31.2 million year over year largely as a result of a decrease in scrap prices. This decrease was partially offset by revenue from new scrap preparation sites which contributed $7.8 million of additional Total Revenue.

Our Total Revenue from our Raw Material Procurement activities decreased $160.1 million or 8.1% year-over-year driven by decreases in the market price of raw materials we procured for our customers. The price of #1 Heavy Melt Scrap, an indicative grade of scrap was approximately 12.2% lower year-over-year. The volume of material we procured for and sold to our customers, excluding tonnage where we record only a commission or fee for arranging the shipment, which have a minimal effect on Total Revenue increase approximately 6%.

Cost of Raw Materials Shipments. The Cost of Raw Materials Shipments decreased 9.1% in 2012 compared to 2011, driven by the same factors that drove the decrease in Revenue from the Sale of Materials. The average composite price of #1 Heavy Melt Scrap during the year ending December 31, 2012 was $368 per ton, compared to $411 per ton in the year ending December 31, 2011.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $52.7 million, or 10.9%, in the year ending December 31, 2012 compared to the year ending December 31, 2011. We generated $46.5 million in additional Service Revenue from new contracts outside the United States and Canada, including six new sites and a cross-sold service at an existing site. Within the U.S., we generated an incremental $5.0 million from new contracts including three new sites and one new cross-sold service at an existing site. We also generated $7.5 million of incremental Service Revenue from our largest site due to incremental volume produced by our customer. These increases in Service Revenue were partially offset by a $2.6 million decrease in Service Revenue related to three contracts in the U.S. and Canada that were not renewed and a $1.5 million decrease from the cancellation of a contract in Serbia after our customer sold the mill to the Serbian government. Additionally, we recorded $5.1 million of Service Revenue related to an arbitration award settlement stemming from the shutdown of operations at a previous customer site prior to the end of our service contract (the “Arbitration Award Settlement”). Comparatively, we recorded $6.3 million of Service Revenue relating to the Arbitration Award Settlement in 2011, resulting in a year-over-year decline in Service Revenue of $1.2 million. The entity, from which we had received proceeds under the Arbitration Award Settlement, filed for bankruptcy on May 31, 2012 and we expect that we will not earn additional amounts under the arbitration awards and certain amounts we had received under the award might be subject to avoidance actions in the bankruptcy proceedings. See “Note 26—Commercial Arbitration Award” for a discussion of the arbitration award settlement.

Revenue After Raw Materials Costs for our Raw Material and Optimization Group increased $4.6 million, or 6.8%, to $71.8 million. The volume of raw materials we procured and arranged was relatively consistent year-over-year, increasing 0.1%. An increase in the margin of one domestic channel of business and in our non-contractual domestic business drove the overall increase in the per ton margin.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. These costs are largely variable and are generally correlated with our customers’ production levels. Site Operating Costs increased by $40.2 million year-over-year, or approximately 11.3%. New sites and contracts contributed $32.6 million of additional site operating costs in the year ended December 31, 2012 as compared to the year ended December 31, 2011. Labor and fringe benefit costs increased $5.2 million, with $3.0 million of that increase occurring at two sites where we generated $10.1 million of additional revenue year-over-year and $0.8 million related to severance costs. Fuel and other petroleum-based supply costs increased $1.4 million. The majority of our contracts have a fuel surcharge or inflationary price adjustment mechanism, with such adjustments generally occurring on a lag.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the year ended December 31, 2012 were $65.0 million, compared to $59.2 million in year ended December 31, 2011, an increase of 9.7%. Of the increase, $1.5 million is directly attributable to new sites, services and trading offices with approximately $0.8 million of that amount related to expansion of our raw materials procurement network. $3.8 million related to salaries, wages and fringe benefit costs. A portion of that increase related to new raw material procurement staff as well as additional administrative headcount which though not directly attributable to a new site, service or procurement office were added to help to support our international expansion. Additionally, of the $3.8 million of increase in salaries, wages and fringe benefits, $0.9 million related to severance costs: Our severance costs for 2012 included $1.0 million of costs we accrued for the retirement of two senior executives which was a $0.6 million increase over $0.4 million of similar amounts accrued in 2011. Professional fees increased by $0.6 million and our insurance costs increased by $1.7 million driven by a $0.5 million experience related increase in our general liability insurance accrual and a $0.4 million accrual related to a one-time billing for a past change in the payment basis for our insurance. The increase in selling, general and administrative expenses was partially offset by a value added tax refund of $0.5 million. The refund, received in May 2012, related to a first quarter 2011 assessment. At the time of the assessment, we were uncertain as to whether or not we would recover the VAT and we recorded a reserve of $0.5 million. That reserve was relieved when we received the refund.

Adjusted EBITDA. Adjusted EBITDA for the year ending December 31, 2012 was $145.3 million compared to $134.0 million for the year ending December 31, 2011, an increase of $11.3 million or 8.4%.

Our Mill Services Group’s Adjusted EBITDA increased $12.8 million, or 10.9%, to $130.3 million. The increase in Adjusted EBITDA was driven by $19.4 million of incremental EBITDA associated with new customer contracts. The increase resulting from new customer contracts was partially offset by a decrease of $1.2 million related to three contracts in the U.S. and Canada that were not renewed and a $1.3 million decrease from the cancellation of a contract in Serbia after our customer sold the mill to the Serbian government. The domestic location where we buy, process and sell scrap for our own account also had a negative impact on Adjusted EBITDA of $4.0 million year-over-year primarily as a result of a difficult operating environment and compression of the margin between the cost of in-bound material to be processed and the saleable scrap produced and shipped. A $1.2 million decrease in the amount we recognized under the Arbitration Award Settlement also partially offset the favorable impact of our new contracts. During 2012, we recognized $4.1 million related to the Arbitration Award Settlement compared to $5.3 million in 2011. See “Note 26—Commercial Arbitration Award” for a discussion of the arbitration award settlement. Additionally, the Mill Services Group incurred $0.8 million of severance costs in 2012 which should result in some cost savings going forward.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased $1.3 million or 2.6% to $52.4 million. Our per ton margins on material we procured or arranged for our customers increased, driven primarily by a margin increase in one domestic channel of business. Year-over-year the volume we procured or arranged for our customers was relatively consistent. Additionally, our results for year ended December 31, 2011, benefited from the recording of $1.8 million of certain adjustments and a legal settlement of accounts with a trade partner and a $1.0 million arbitration award which were non-recurring. We were able to increase our per ton margins in 2012 without the benefit of similar items.

Our Administrative net expenses increased $2.9 million in the year ending December 31, 2012 to $37.4 million, compared to the year ended December 31, 2011. The increase was driven by a $0.9 million increase in the accrual for severance benefits which included an increase of $0.6 million related to the retirement of two senior executives. Professional fees increased $0.9 million largely as a result of international growth and by the initial year of auditor attestation of controls surrounding financial reporting under Sarbanes Oxley. Insurance costs increased by $1.4 million driven by a $0.5 million experience related increase in our general liability insurance accrual and a $0.4 million accrual related to a one-time billing for a past change in the payment basis for our insurance. The increase in selling, general and administrative expenses was partially offset by a value added tax refund of $0.5 million. The refund, received in May 2012, related to a first quarter 2011 assessment. At the time of the assessment, we were uncertain as to whether or not we would recover the VAT and we recorded a reserve of $0.5 million. That reserve was relieved when we received the refund.

Adjusted EBITDA Margin. Our Adjusted EBITDA margin decreased from 24.4% in the year ending December 31, 2011 to 24.0% during the year ending December 31, 2012. A variety of factors impact our adjusted EBITDA margin including the relative contributions of the Mill Services Group and Raw Material and Optimization Group which have different margin characteristics and the relationship of Administrative Segment expenses to consolidated Revenue After Raw Materials Costs. The year-over-year decline was due in part to the decrease in EBITDA at the domestic location where we buy, process and sell scrap for our own account and by an increase in our Mill Services Group and Administrative overhead costs. Additionally, the relative contribution of our business units also contributed to the decline. Positive contributions from our new contracts help to partially offset the decrease.

Share-Based Compensation Associated with Initial Public Offering. In connection with our IPO, we accelerated vesting of the remaining unvested shares under our Restricted Stock Plan. The 53,105 shares that were unvested immediately prior to the IPO vested upon completion of the IPO resulting in a $0.7 million charge. Additionally, we granted 47,180 shares under the Restricted Stock Plan concurrently with the IPO. Those shares vested immediately and we recorded a $0.6 million charge related to the grant.

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

Depreciation and Amortization. Depreciation and amortization expense during the year ending December 31, 2012 was $69.1 million compared to $59.9 million in the year ending December 31, 2011, an increase of 15.3%. The increase is the result of higher Growth Capital Expenditures in the latter half of 2011 and 2012 primarily at our new Mill Services Group sites. Seven new Mill Services Group sites incurred $9.1 million of additional depreciation expense as a result of the Growth Capital Expenditures for those sites. Amortization expense for 2012 was comparable to that incurred in 2011.

Loss on Early Extinguishment of Debt. In March 2012, we entered into a new $300.0 million term loan facility and paid off our obligations under our previous term loan facility due 2014 and our senior subordinated notes due 2015. In connection with the refinancing, we incurred a $12.3 million loss on the early extinguishment of debt which consisted of a $5.4 million senior note redemption premium, $1.8 million of interest payable to holders through the redemption date, $5.0 million to write-off the unamortized deferred issuance costs on the extinguished indebtedness and $0.1 million in miscellaneous legal and administrative charges.

Disposition of Cumulative Translation Adjustment. In 2012, we ceased operating activities in one of our foreign subsidiaries and as a result recorded a non-cash charge of $0.4 million as amounts that were previously recorded in our cumulative translation adjustment were reclassified into our statement of operations. See “Application of Critical Accounting Policies—Foreign Currency Translation.”

Loss from Equity Investment. In December 2012, we paid $2.2 million to acquire 20% of the outstanding shares of a Malaysian enterprise that has been established to provide metal recovery services to a steelmaker in Banting, Malaysia. We recorded a proportionate share of their net loss from the date of acquisition through December 31, 2012.

Interest Expense, Net. Interest Expense, Net for the year ending December 31, 2012 was $26.1 million, compared to $32.2 million for the year ending December 31, 2011, a decrease of $6.1 million. This decrease is due to lower average outstanding debt balances and lower underlying interest rates resulting from our 2012 refinancing. Notably, from January 1, 2011 to April 19, 2011, we incurred $1.0 million of interest expense on our Series 2008 Promissory Notes which were paid off in April 2011 in connection with our Initial Public Offering. Our 2012 refinancing resulted in replacing approximately $380 million in outstanding senior indebtedness at an average interest rate of 6.65% with $300 million of outstanding senior indebtedness with an average rate of 5.75%.

Income Tax Expense. Income Tax Expense for the year ending December 31, 2012 was $11.3 million, or 30% of our pre-tax income, compared to $15.4 million of expense, or 39% of our pre-tax income in the year ending December 31, 2011. The decrease in our effective tax rate resulted from the release of $3 million of valuation allowances on foreign tax credits based on revised allocation of foreign source income and the expected utilization of the credits.

Net Income. For the year ended December 31, 2012, we recorded $26.1 million of net income compared to $23.9 million in 2011, an increase of $2.2 million or 9.3%. The increase was driven by an increase in our Adjusted EBITDA of $11.3 million. That favorable variance was largely offset by a $9.2 million increase in depreciation and amortization expense that resulted from substantial increases in capital expenditures over the last two years. Additionally, a $12.3 million loss on debt extinguishment decreased our pre-tax income, but that loss help to reduce our interest expense by $6.1 million. One time charges for share based compensation in connection with our IPO and for a transition agreement for our former CEO did not recur providing a favorable benefit. Finally, a decrease in our effective tax rate from 39% to 30% resulted in a $4.1 million decrease in our income tax expense which was sufficient to overcome a $1.8 million decrease in our pre-tax income.

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

	Year ended December 31,		Variances
(dollars in thousands)	2011	2010	$	%
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$2,192,188	$1,632,822	$559,366	34.3%
Service Revenue	469,283	397,808	71,475	18.0%

Total Revenue	2,661,471	2,030,630	630,841	31.1%
Costs and expenses:
Cost of Raw Materials Shipments	2,112,011	1,564,504	547,507	35.0%
Site Operating Costs	356,183	293,003	63,180	21.6%
Selling, General and Administrative Expenses	59,236	53,203	6,033	11.3%
Share based compensation associated with initial public offering	1,304	—	1,304	—
Provision for Transition Agreement	745	—	745	—
Depreciation and Amortization	59,894	61,508	(1,614)	-2.6%

Total costs and expenses	2,589,373	1,972,218	617,155	31.3%

Income from Operations	72,098	58,412	13,686	23.4%
Loss on Early Extinguishment of Debt	(581)	—	(581)	—
Interest Expense, Net	(32,201)	(40,361)	8,160	-20.2%

Income Before Income Taxes	39,316	18,051	21,265	117.8%
Income Tax Expense	(15,410)	(10,903)	(4,507)	41.3%

Net Income	$23,906	$7,148	$16,758	234.4%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$2,661,471	$2,030,630	$630,841
Cost of Raw Materials Shipments	(2,112,011)	(1,564,504)	(547,507)

Revenue After Raw Materials Costs	$549,460	$466,126	$83,334	17.9%

Mill Services Group:
Total Revenue	$663,110	$536,315	$126,795
Cost of Raw Materials Shipments	(180,904)	(126,429)	(54,475)

Revenue After Raw Materials Costs	$482,206	$409,886	$72,320	17.6%

Raw Material and Optimization Group:
Total Revenue	$1,998,313	$1,494,257	$504,056
Cost of Raw Materials Shipments	(1,931,125)	(1,438,108)	(493,017)

Revenue After Raw Materials Costs	$67,188	$56,149	$11,039	19.7%

Administrative:
Total Revenue	$48	$58	$(10)
Cost of Raw Materials Shipments	18	33	(15)

Revenue After Raw Materials Costs	$66	$91	$(25)

Adjusted EBITDA:
Net Income	$23,906	$7,148	$16,758
Income Tax Expense	15,410	10,903	4,507
Interest Expense, Net	32,201	40,361	(8,160)
Depreciation and Amortization	59,894	61,508	(1,614)
Provision for Transition Agreement	745	—	745
Share based compensation associated with initial public offering	1,304	—	1,304
Loss on Early Extinguishment of Debt	581	—	581

Adjusted EBITDA	$134,041	$119,920	$14,121	11.8%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$117,511	$111,354	$6,157	5.5%
Raw Material and Optimization Group	51,044	41,994	9,050	21.6%
Administrative Expenses	(34,514)	(33,428)	(1,086)	3.2%

Adjusted EBITDA	$134,041	$119,920	$14,121	11.8%

Adjusted EBITDA Margin	24.4%	25.7%	16.9%

Revenue from Sale of Materials. Revenue from Sale of Materials was $2,192.2 million for the year ended December 31, 2011 compared to $1,632.8 million for the year ended December 31, 2010. Revenue from Sale of Materials is primarily generated from raw materials procurement activities, which produced $1,991.5 million or approximately 91% of the Revenue from Sale of Materials for the year ended December 31, 2011, and $1,487.5 million or approximately 91% for the year ended December 31, 2010. The remaining Revenue from Sale of Materials of $200.7 million for the year ended December 31, 2011 and $145.3 million for the year ended December 31, 2010 was generated by our Mill Services Group locations where we buy, process and sell raw materials for our own account.

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

Total Revenue. For the year ended December 31, 2011 our Total Revenue increased $630.8 million or 31.1% compared to the year ended December 31, 2010. Our Total Revenue by type of service is as follows (in millions):

	Year ended December 31,
	2011	2010	Difference	% Difference
Mill Services Group
Slag Processing, Metal Recovery and Sales	$319.1	$259.6	$59.5	22.9%
Scrap Management & Scrap Preparation	254.8	184.9	69.9	37.8%
Semi-finished and Finished Material/Product Handling	43.1	57.7	(14.6)	-25.3%
Surface Conditioning	30.9	24.7	6.2	25.1%
Other	15.2	9.4	5.8	61.7%

Mill Services Group Total Revenue	663.1	536.3	126.8	23.6%

Raw Materials and Optimization Group
Raw Materials Procurement	1,991.7	1,487.4	504.3	33.9%
Raw Materials Optimization	6.6	6.9	(0.3)	-4.3%

Raw Materials and Optimization Group Total Revenue	1,998.3	1,494.3	504.0	33.7%

Consolidated Total Revenue	$2,661.4	$2,030.6	$630.8	31.1%

Our Total Revenue from Slag Processing, Metal Recovery and Sales increased $59.5 million, 22.9%, year-over-year. The increase was driven by new contracts and services which contributed $12.3 million of additional

Total Revenue with the remainder of the increase being driven largely by an increase in our related customer production, including a 12% increase in production at our largest domestic metal recovery site. We also benefitted from $5.3 million of Total Revenue from the Arbitration Award Settlement and the settlement related to a metal recovery contract. Our Scrap Management and Scrap Preparation Total Revenue increased $69.9 million or 37.8%. The Total Revenue from the location where we buy process and sell scrap for our own account is included in this category and it increased $53.3 million year-over-year largely as a result of an increase in scrap prices. Additionally, we reclassified accounts totaling approximately $19.4 million of Total Revenue out of the Semi-finished and Finished Material/Product Handling category into the Scrap Management and Preparation category in 2011. New contracts contributed $7.7 million of additional Surface Conditioning revenue.

Our Total Revenue from our Raw Material Procurement activities increased $504.3 million or 33.9% year-over-year driven by both an increases in the market price of raw materials we procured for our customers and an increase in the volume of material we procured for our customers. The price of #1 Heavy Melt Scrap, an indicative grade of scrap was approximately 24% higher year-over-year. Additionally, the volume of material we procured for and sold to our customers, excluding tonnage where we record only a commission or fee for arranging the shipment, which have a minimal effect on Total Revenue increased approximately 3%.

Cost of Raw Materials Shipments. The Cost of Raw Materials Shipments increased 35.0% in 2011 compared to 2010, driven by the same factors that drove the increase in Revenue from the Sale of Materials. The average composite price of #1 Heavy Melt Scrap during the year ending December 31, 2011 was $411 per ton, compared to $331 per ton in the year ending December 31, 2010.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $72.3 million, or 17.6%, in the year ending December 31, 2011 compared to the year ending December 31, 2010. We generated $19.4 million in additional revenue from new contracts outside the United States and Canada, including three new sites and two cross-sold services at existing sites. We also generated an additional $8.6 million from our U.K. operation due to an increased scope of work. Within the U.S., we generated an incremental $9.4 million of Revenue After Raw Materials Costs from two of our largest sites due to incremental volume produced by our customers. Fuel surcharges contributed $3.6 million of Revenue After Raw Material Costs year-over-year. Additionally, we recorded $6.3 million of Service Revenue related to an arbitration award settlement stemming from the shutdown of operations at a previous customer site prior to the end of our service contract. See “Note 26—Commercial Arbitration Award” for a discussion of the arbitration award settlement.

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

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the year ending December 31, 2011 were $59.2 million, compared to $53.2 million in the year ending December 31,

2010, an increase of 11.3%. Of the increase, $4.2 million related to salaries, wages and fringe benefit costs for new raw material procurement staff as well as additional administrative headcount to support our international expansion. Additionally, expenses for professional fees increased $0.9 million with a substantial portion of that increase dedicated to helping establish new international business. Also, during an audit that occurred in the first half of 2011, we received a preliminary assessment of $0.5 million for value added tax related to 2007 and 2008 transactions. In May 2012, we received a value added tax refund of $0.5 million. At the time of the assessment, we were uncertain as to whether or not we would recover the VAT and we recorded a reserve of $0.5 million. That reserve was relieved when we received the refund. These increases in selling, general and administrative costs were partially offset by a $3.3 million year-over-year decrease in our accrual for performance-based compensation.

Adjusted EBITDA. Adjusted EBITDA for the year ending December 31, 2011 was $134.0 million compared to $119.9 million for the year ending December 31, 2010, an increase of $14.1 million or 11.8%.

Our Mill Services Group’s Adjusted EBITDA increased $6.2 million, or 5.5%, to $117.5 million. The increase in Adjusted EBITDA was driven by a one percent increase in the volume of steel produced by our customers and $2.5 million of incremental EBITDA associated with new customer contracts. Adjusted EBITDA also positively benefited from recognizing $5.3 million related to an arbitration award settlement stemming from a loss of revenue that resulted when a former customer shut down operations at a site prior to the end of our service contract. See “Note 26—Commercial Arbitration Award” for a discussion of the arbitration award settlement. These positive impacts to Adjusted EBITDA for the Mill Services Group were partially offset by overhead costs incurred in advance of the start and ramp-up of our service operations particularly at our three new sites in Abu Dhabi and South Africa and by Adjusted EBITDA declines at three domestic customer sites where we experienced contractual and operational issues.

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

Share-Based Compensation Associated with Initial Public Offering. In connection with our IPO, we accelerated vesting of the remaining unvested shares under our Restricted Stock Plan. The 53,105 shares that were unvested immediately prior to the IPO vested upon completion of the IPO resulting in a $0.7 million charge. Additionally, we granted 47,180 shares under the Restricted Stock Plan concurrently with the IPO. Those shares vested immediately and we recorded a $0.6 million charge related to the grant.

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

Net Income. For the year ended December 31, 2011, our net income increased $16.8 million to $23.9 million. That increase was driven primarily by an increase in our Adjusted EBITDA of $14.1 million and a decrease in our interest expense of $8.2 million. Those items, which increased pre-tax income resulted in an offsetting increase in our income tax expense which increased $4.5 million.

Liquidity and Capital Resources

On December 15, 2011, certain of our subsidiaries, including TCIMS, entered into a new 5-year asset-backed multi-currency revolving credit facility (the “ABL facility”) with JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, J.P. Morgan Europe Limited, as European administrative agent and as European collateral agent and the other agents and lenders party thereto from time to time, to permit borrowing in an aggregate principal amount of up to $350.0 million. Our ABL facility permits borrowings up to $350 million by TCIMS and Tube City IMS, LLC (a wholly owned U.S. subsidiary of the Company, collectively the “U.S. Borrowers”), up to $20.0 million by Tube City IMS Canada Limited (a wholly owned Canadian subsidiary of the Company, the “Canadian Borrower”), up to $10.0 million by Hanson Resource Management Limited and Hanson Support Services Limited (each a wholly owned U.K. subsidiary of the Company and, collectively, the “U.K. Borrowers”) and up to $20.0 million by Tube City IMS France Sud SAS and Tube City IMS France Centre SAS (each a wholly owned French subsidiary of the Company and, collectively, the “French Borrowers” and, together with the U.S. Borrowers, the Canadian Borrowers and the U.K. Borrowers, the “Borrowers”). The ABL facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $100.0 million.

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

The eligible accounts receivable, inventory and equipment that comprise the collateral under the ABL facility as of December 31, 2012 supported a gross borrowing base of approximately $301.5 million. Our excess available balance was $284.7 million as we had no outstanding borrowings and $16.8 million of outstanding letters of credit. The gross borrowing base was approximately $48.5 million below the $350.0 million limit of the ABL facility. The ABL facility allows for eligible equipment to provide borrowing base capacity under the facility and, with the senior secured term loan due 2014 extinguished, the ABL facility has a first lien on our domestic and Canadian equipment. The Company expects to add an additional approximately $40 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with the agent for the ABL lenders.

We believe that cash flow from operations, together with availability under our new ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in 2012 was $119.3 million compared to cash provided by operations of $58.9 million in 2011, an increase of $60.4 million. Working capital items used $0.2 million of cash in 2012 compared to using $40.7 million in 2011, contributing to the increase in cash flow from operations by $0.5 million. Significant changes in working capital items generally relate to our raw material procurement activities and while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. Additionally, we may, from time to time, invest in our working capital in order to take advantage of opportunities to realize higher than normal margins. As of December 31, 2012, we had paid approximately $20 million to acquire raw materials inventories for which we received the sale proceeds in January 2013. Improved operating performance and reduced interest costs also contributed to the increase in cash flow from operations.

Net cash used in investing activities in 2012 was $115.0 million, of which $68.1 million funded Growth Capital Expenditures and $42.7 million funded Maintenance Capital Expenditures. $32.8 million of our 2012 Growth Capital Expenditures was spent on new international contracts and facilities. Net cash used in investing activities in 2011 was $83.2 million, of which $41.4 million funded Growth Capital Expenditures and $39.6 million funded Maintenance Capital Expenditures. $35.1 million of our 2011 Growth Capital Expenditures was spent on new international contracts and facilities. Net cash used in investing activities in 2010 was $37.9 million, consisting primarily of $9.5 million of Growth Capital Expenditures and $31.2 million of Maintenance Capital Expenditures, partially offset by $1.4 million of proceeds from the sale of equipment and the return of $1.7 million that had been in escrow related to our 2008 acquisition of Hanson. Maintenance Capital Expenditures are dictated by the schedule of replacements of assets and major components depend on operating hours of the unit, and those hours will vary with our customer production.

Net cash used by financing activities in 2012 was $86.3 million which resulted primarily from the refinancing of our senior indebtedness in March 2012 when we used proceeds of $297.0 million from our new senior secured term loan due 2019 ($300.0 million face value less $3.0 million original issue discount) and available cash on hand to repay $380.1 million of previously outstanding senior indebtedness.

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

	2008	2009	2010	2011	2012
Weighted average per ton price of #1 Heavy Melt Scrap	$384	$209	$332	$411	$368

Throughout both 2011 and 2010, as the volume we procured for our customers and selling price of scrap increased, we experienced increases in Revenue from the Sale of Materials and our Cost of Raw Materials Shipments. As expected, we saw corresponding increases in inventory, accounts receivable and accounts payable. In 2012, the volume of material we procured for our customers was relatively consistent with 2011 levels, but the selling price of scrap decreased and we experienced a corresponding decrease in our Revenue from the Sale of Materials and our Cost of Raw Materials Shipments. We also experienced the expected decrease in inventory, accounts receivable and accounts payable. We generally expect that those increases and decreases in working capital items will have offsetting effects and that any resulting impact to cash flows is temporary. However, because of the purchasing scale of our raw material procurement business, changes in the timing of collection of receivables or payment of accounts payable can have significant impacts on our cash flow from operations in a given period. In addition, from time to time, we may decide to invest in our working capital to take advantage of opportunities to realize higher than normal margins in our raw materials and optimization activities.

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

During 2012, our accounts receivable decreased $12.1 million, or 4% and our inventory decreased $5.8 million or 11%. The cash provided by these working capital items was offset by a decrease in accounts payable of $21.9 million, or 8%. The decreases in these balance primarily reflected decreased selling prices of the raw materials we procured for our customers during 2012; there were no significant impacts from collectability or valuation issues. As of December 31, 2012, we had paid approximately $20 million to acquire raw materials for which we received the sale proceeds in January 2013.

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

During 2010, our accounts receivable increased by $42.5 million, or 26%, and our inventory increased by $7.1 million, or 22%. The cash invested in these working capital assets was offset through an increase in accounts payables of $48.2 million, or 31%. The increases in these balances reflect increased volumes and selling prices of the raw materials we procured for our customers during the fourth quarter of 2010; there were no significant impacts from collectability or valuation issues. Compared to the fourth quarter of 2009, our Total Revenue increased $95.9 million, or 27%, and our Cost of Raw Materials Shipments and Site Operating Costs also increased by 28% and 20%, respectively, reflecting increased activity in addition to the volume and selling price of the raw materials we procured.

Capital Expenditures

In 2012, we had total Capital Expenditures of $110.5 million compared to $80.8 million during 2011. The increase was driven by a $26.6 million increase in our Growth Capital Expenditures. While we cannot predict many of the factors that may affect our level of Capital Expenditures in 2013, such as new contracts, equipment usage and replacement, we anticipate Maintenance Capital Expenditures in 2013 for existing customer sites to be approximately $50 million.

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

We incur Growth Capital Expenditures when we win a new contract. Our Mill Services Group’s contracts generally require that we acquire the capital equipment necessary to provide the service in advance of receiving revenue from the contract. In 2012, our Growth Capital Expenditures were $68.1 million, up from $41.4 million in 2011.

Maintenance Capital Expenditures generally include: (1) the cost of normal replacement of capital equipment used at existing sites on existing contracts; (2) additional capital expenditures made in connection with the extension of an existing contract; and (3) capital costs associated with acquiring previously leased equipment. Our Maintenance Capital Expenditures are highly variable because they are correlated to equipment utilization, which in turn is based on our customers’ production volumes. During 2009, as our customers’ production volumes declined, our equipment required less repair and replacement. Additionally, we optimized our asset utilization by relocating certain pieces of equipment to customer sites with higher production volumes. Since 2009, our customers’ production has rebounded and the scale of our business has grown with the addition of new sites and contracts. Consequently, our Maintenance Capital Expenditures have increased. Our Maintenance Capital Expenditures were $31.2 million, $39.6 million and $42.7 million for 2010, 2011 and 2012, respectively.

Indebtedness

The following sets forth an overview of our indebtedness. We may from time to time seek to refinance all or a portion of our debt. We may also purchase or prepay our debt, whether by purchases on the open market, privately negotiated purchases, redemptions or otherwise.

At December 31, 2012, our total debt consisted of the following:

(dollars in thousands)	Current	Non-Current	Total
ABL facility	$—	—	$—
Senior secured term loan due 2019, net of original discount	3,000	292,086	295,086
Loans from noncontrolling interest	—	4,341	4,341
Bank term loan facility	3,610	11,348	14,958
Capital leases and other	1,785	223	2,008

Total Debt	$8,395	$307,998	$316,393

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

As of December 31, 2012, the eligible accounts receivable, inventory and equipment that comprise the collateral under the ABL facility supported a gross borrowing base of $301.5 million. At December 31, 2012, there were no borrowings outstanding under the ABL facility and $16.8 million letters of credit outstanding against the facility, leaving a net available balance of $284.7 million. The ABL facility allows for eligible equipment to provide borrowing base capacity under the facility and the ABL lenders have a first lien on the domestic and Canadian equipment of the Company. The Company expects to add up to approximately $40 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with agent for the ABL lenders. The Company believes the ABL facility and other sources of liquidity are adequate to fund its operations, but is carefully monitoring the global economic environment and its impact on its customers’ procurement volumes, which could affect its liquidity.

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

On February 15, 2013, the Term Loan Facility lenders informed TCIMS that they agreed to approve certain amendments to the Term Loan Facility (the “Amendment”). The Amendment is expected to become effective on March 21, 2013, immediately following the first anniversary of the Term Loan Facility’s issuance, to utilize the more favorable repricing options available at such time. Under the Amendment, the applicable margin used to calculate the amount of interest payable on borrowings under the Term Loan Facility would be reduced. Once the Amendment becomes effective, the applicable margin will be 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, and the interest rate floor with respect to Eurodollar rate borrowings will be reduced to 1.00%. Prior to the closing, the Company cannot assure that the Amendment will become effective.

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

Bank Term Loan Facility

In addition to equity and loan funding from its shareholders, the Company’s South African subsidiary (the “South African Subsidiary”) has entered into a term loan agreement with a South African bank (“Bank term loan facility”). The South African Subsidiary received 30.0 million Rand ($3.6 million USD) in proceeds in the second quarter of 2012 and 100.0 million Rand ($11.5 million USD) in proceeds in the fourth quarter of 2012 from such loan. The loan carries interest at the South African prime rate minus 0.8% and is payable in South African Rand. The loan is subject to financial covenants based on the results of operations of the South African Subsidiary. The loan is non-recourse to the Company and to any subsidiary or affiliate of the Company other than the South African Subsidiary.

Pension and Post-employment Benefit Obligations

Our pension and post-employment benefit plans are in compliance with applicable U.S. and Canadian regulatory and funding requirements and filings. However, our pension plans were underfunded when comparing the projected benefit obligation to the assets of the plans at December 31, 2012. We have made cash payments of approximately $1.2 million to the underfunded pension plans in 2012, which consists primarily of minimum contributions required by ERISA regulations and Canadian governmental authorities. Funding requirements in future years may be higher or lower depending on the investment experience of the plans’ assets and changes in the law in either the United States or Canada and by changes in the statutory interest rates used by “tax-qualified” pension plans in the United States to calculate funding liability. We anticipate that we would fund required contributions with cash generated by operating activities or cash available under our ABL facility.

We estimate that benefit payments for the defined benefit pension plans over the next five years and in the aggregate for the five years thereafter will be as follows:

Year(s) of Payment	Amounts (dollars in thousands)
2012	$1,258
2013	2,006
2014	1,468
2015	1,495
2016	1,769
2017-2021	9,571

Costs for our defined contribution plans amounted to approximately $3.1 million for 2012.

Our share of related estimated plan benefits and assets for the defined benefit multi-employer pension plans in which certain of our employees participate is not available. Our costs for such defined benefit multi-employer pension plans amounted to $5.8 million for 2012.

We also participate in several defined contribution multi-employer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Annual costs for these plans amounted to approximately $8.4 million in 2012.

We have defined benefit post-employment plans that provide varying amounts of medical and death benefits that are not funded and that we pay as required for individual participants. The accrued post-employment benefit obligation at December 31, 2012 and December 31, 2011 was $5.7 million and $7.2 million, respectively, of which $1.5 million at December 31, 2012 and $2.8 million at December 31, 2011 represented obligations related to employees of affiliates of our Predecessor Company that we have assumed. The discount rate used to actuarially compute this liability was 3.3% for 2012 and 4.5% for 2011. We estimate that benefit payments for these defined benefit post-employment plans will be approximately $0.4 million in 2013 and 2014, $0.5 million in 2015, 2016 and 2017, and $3.0 million for the years 2018 to 2022 in total. The plan has no assets. We fund benefit payments as needed from available cash resources.

Future cost increases in health care benefits are assumed to be 8.5% in 2013, decreasing by 0.6% per year to 5.0% by 2020 and remaining at that level thereafter. Increasing these rates by 1.0% each year would increase the accumulated post-employment benefit obligation as of December 31, 2012 by $0.3 million and would not be a significant impact on the post-employment benefit cost for 2012.

Commitments and Contractual Obligations

A summary of all of our contractual obligations as of December 31, 2012, classified by type and commitment expirations, is presented in the following table:

	Total as of December 31, 2012	Payments Due by Period
(dollars in thousands)		2013	2014	2015	2016	2017	Thereafter
Contractual obligations:
Long-term debt obligations	$315,892	$8,059	$5,350	$5,797	$5,865	$4,250	$286,571
Capital lease obligations	524	360	123	41	—	—	—
Operating lease obligations	8,150	2,720	2,036	1,841	1,357	196	—
Purchase obligations	10,406	10,406	—	—	—	—	—
Planned funding of pension benefit obligation(1)	8,211	902	985	861	995	1,036	3,432
Estimated interest payments(2)	114,207	17,471	17,720	17,471	17,230	18,053	26,262
Other long-term obligations(3)	7,437	1,162	715	741	756	750	3,313

	$464,827	$41,080	$26,929	$26,752	$26,203	$24,285	$319,578

(1)	The amounts shown represent an estimate of our minimum company contributions required by law to fund the estimated deficit in the pension plans as of December 31, 2012. To the extent that future experience gains or losses arise, such minimum required contributions will decrease or increase as required by law. The assumptions used to determine these amounts were similar to those used and disclosed in Note 20 of our audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Amounts include estimated interest on our Term Loan Facility at an estimated LIBOR (subject to a floor of 1.25%) plus an applicable margin of 4.50% and estimated interest on our South African Term Loan and our other indebtedness. The amounts do not reflect certain amendments which our Term Loan Facility lenders agreed to approve on February 15, 2013 and which we expect to become effective on March 21, 2013. The amendments will reduce the applicable margin on Eurodollar (LIBOR) borrowings under our Term Loan Facility from 4.50% to 3.75% and will reduce the LIBOR floor from 1.25% to 1.00%. We expect those amendments to reduce our cash interest obligations by approximately $3.0 million annually until the March 21, 2019 maturity date of the Term Loan Facility. Prior to the closing, we cannot assure that the amendments will become effective.
(3)	Includes estimated payments for non-pension defined benefit retirement plans and obligations associated with former subsidiaries of the Predecessor Company.

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

Off-Balance Sheet Financing

As of December 31, 2012, we had operating leases with scheduled payments through the lease terms of $8.2 million. These arrangements do not currently comprise a significant component of our total financing. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Commitments and Contractual Obligations.”

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $297.8 million at December 31, 2012 and a $350 million variable rate, asset-based, revolving line of credit. At December 31, 2012, there were no outstanding revolving borrowings. Assuming no changes in variable rate borrowings from the amounts outstanding at December 31, 2012, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $3.0 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the twelve months ended December 31, 2012, we derived approximately 69.9% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, Trinidad/Tobago dollar, New Taiwan dollar, Bahraini dinar, United Arab Emirates dirham and the South African rand. For the twelve months ended December 31, 2012, we generated approximately $25.0 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $2.5 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Annual Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $50.8 million in fuel and other petroleum-based supplies costs for thetwelve months ended December 31, 2012. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $5.1million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2012 would likely change the indices used to calculate the 2013 price adjustment mechanism.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our business transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

TMS International Corp.’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act Rule 13a_15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which appears herein.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of TMS International Corp.

We have audited TMS International Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TMS International Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TMS International Corp., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TMS International Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2012 of TMS International Corp. and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 19, 2013

Changes in Internal Control Over Financial Reporting

There have not been any changes in TMS International’s internal control over financial reporting that occurred during the fourth quarter of 2012 which have materially affected, or are reasonably likely to materially affect, TMS International’s internal control over financial reporting.

The Company is controlled by Onex Partners II LP, an affiliate of Onex Corporation, a public company listed on the Toronto Stock Exchange, and, therefore, is required to maintain internal controls over financial reporting as required by applicable Canadian regulations.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be provided in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012 (the “Proxy Statement”) and that information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Fees and expenses paid to our principal accountant, Ernst & Young LLP, for the years ended December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Audit Fees(1)	$1,334	$991
Audit-Related Fees(2)	—	223
Tax Fees(3)	90	168
All Other Fees	—	—

Total	$1,424	$1,382

(1)	Represents fees and expenses for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, statutory audits, and advice on accounting matters directly related to the audit and audit services provided in connection with other regulatory filings.
(2)	Amounts are primarily for services associated with the Company’s initial public offering of stock.
(3)	Represents fees and expenses for preparation and review of tax returns and filings, tax consultations and advice related to compliance with tax laws, and tax planning strategies.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Ernst & Young LLP.

Pre-Approval Policy

The Audit Committee Charter provides that the Audit Committee of our Board shall pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board (“PCAOB”) the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. In 2012, all of the above services were approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The consolidated financial statements and exhibits listed below are filed as a part of this report.

(1)	The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages F-1 through F-49 of this Annual Report.

(2)	Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or the notes thereto.

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

TMS INTERNATIONAL CORP.

By:	/s/ Raymond S. Kalouche
Name:	Raymond S. Kalouche
Title:	President and Chief Executive Officer
Date:	February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Raymond S. Kalouche Raymond S. Kalouche	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2013

	/s/ Daniel E. Rosati Daniel E. Rosati	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2013

	/s/ Kirk D. Peters Kirk D. Peters	Principal Accounting Officer	February 19, 2013

	/s/ Joseph Curtin* Joseph Curtin	Executive Chairman	February 19, 2013

	/s/ John J. Connelly* John J. Connelly	Director	February 19, 2013

	/s/ Timothy A.R. Duncanson* Timothy A.R. Duncanson	Director	February 19, 2013

	/s/ Colin Osborne* Colin Osborne	Director	February 19, 2013

	/s/ Herbert K. Parker* Herbert K. Parker	Director	February 19, 2013

	/s/ Manish K. Srivastava* Manish K. Srivastava	Director	February 19, 2013

	/s/ Patrick W. Tolbert* Patrick W. Tolbert	Director	February 19, 2013

*By:	/s/ Daniel E. Rosati
Daniel E. Rosati
Executive Vice President and Chief Financial Officer, as attorney-in-fact
Date:	February 19, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of TMS International Corp. dated April 5, 2011 (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to TMS International Corp.’s Registration Statement on Form S-1/A, filed April 6, 2011, File No. 333-166807).

3.2	Amended and Restated By-Laws of TMS International Corp. dated April 8, 2011 (incorporated by reference to Exhibit 3.2 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 11, 2011, File No. 001-35128).

4.1	Registration Agreement, dated January 25, 2007, among Metal Services Acquisition Corp. and the stockholders party thereto (incorporated by reference to Exhibit 4.3 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

4.2

Investor Stockholders Agreement, dated as of January 25, 2007, among Metal Services Acquisition Corp., Onex Partners II LP, and the stockholders party thereto (incorporated by reference to Exhibit 4.4 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010,

File No. 333-166807).

4.3	First Amendment to Investor Stockholders Agreement, dated as of March 22, 2011, among TMS International Corp. (f/k/a Metal Services Acquisition Corp.) Onex Partners II LP, and the stockholders party thereto (incorporated by reference to Exhibit 4.8 to Amendment No. 7 to TMS International Corp.’s Registration Statement on Form S-1/A, filed April 6, 2011, File No. 333-166807).

4.4	Form of Non-Executive Letter Agreement dated March 2011 (incorporated by reference to Exhibit 4.9 to Amendment No. 7 to TMS International Corp.’s Registration Statement on Form S-1/A, filed April 6, 2011, File No. 333-166807).

4.5	Form of Class A Common Stock share certificate of TMS International Corp. (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to TMS International Corp.’s Registration Statement on Form S-1/A, filed August 25, 2010, File No. 333-166807).

10.1	Credit Agreement, dated as of December 15, 2011, among Tube City IMS Corporation, certain subsidiaries of Tube City IMS Corporation from time to time party thereto as borrowers, the guarantors from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to TMS International Corp.’s Annual Report on Form 10-K, filed February 21, 2012, File No. 001-35128).

10.2	Credit Agreement, dated as of March 20, 2012, among Tube City IMS Corporation, as borrower, Metal Services Holdco, LLC and Tube City IMS, LLC, as guarantors, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to TMS International Corp.’s Quarterly Report on Form 10-Q, filed May 8, 2012, File No. 001-35128).

10.3†	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and J. David Aronson (incorporated by reference to Exhibit 10.4 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.4†	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and J. David Aronson (incorporated by reference to Exhibit 10.5 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.5†	Letter Agreement, dated May 10, 2010, among Metal Services Acquisition Corp., Tube City IMS Corporation and J. David Aronson (incorporated by reference to Exhibit 10.6 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

Exhibit Number	Description of Exhibit

10.6†	Second Amendment to Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and J. David Aronson (incorporated by reference to Exhibit 10.29 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.7†	Transition Agreement, dated as of July 24, 2009, among Metal Services Acquisition Corp., Tube City IMS Corporation, I Michael Coslov, IMC Tube City Investments, LLC and IMC Tube City Holdings, Inc. (incorporated by reference to Exhibit 10.7 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.8†	First Amendment to Transition Agreement, dated as of August 16, 2011, among TMS International Corp., Tube City IMS Corporation, I Michael Coslov, IMC Tube City Investments, LLC and IMC Tube City Holdings, Inc. (incorporated by reference to Exhibit 99.1 to TMS International Corp.’s Current Report on Form 8-K, filed August 17, 2011, File No. 001-35128)

10.9†	Second Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and Joseph Curtin (incorporated by reference to Exhibit 10.26 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.10†	First Amendment, dated October 30, 2012, to Second Amended and Restated Employment Agreement, made as of August 8, 2011, by and among TMS International Corp., Tube City IMS Corporation, and Joseph Curtin (incorporated by reference to Exhibit 10.1 to TMS International Corp.’s Current Report on Form 8-K filed November 1, 2012, File No. 001-35128).

10.11†	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Raymond S. Kalouche (incorporated by reference to Exhibit 10.11 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.12†	Amendment to Amended and Restated Employment Agreement, dated as of January 25, 2007, between Tube City IMS Corporation and Raymond S. Kalouche (incorporated by reference to Exhibit 10.12 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.13†	Second Amendment to Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and Raymond S. Kalouche (incorporated by reference to Exhibit 10.28 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.14†	Second Amended and Restated Employment Agreement, dated October 30, 2012, among TMS International Corp., Tube City IMS Corporation, and Raymond S. Kalouche (incorporated by reference to Exhibit 10.2 to TMS International Corp.’s Current Report on Form 8-K filed November 1, 2012, File No. 001-35128).

10.15†	Amended and Restated Employment Agreement, dated January 25, 2007, among Metal Services Acquisition Corp., Tube City IMS Corporation and Daniel E. Rosati (incorporated by reference to Exhibit 10.13 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.16†	Amendment to Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and Daniel E. Rosati (incorporated by reference to Exhibit 10.30 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

Exhibit Number	Description of Exhibit

10.17†	Second Amended and Restated Employment Agreement, dated as of August 8, 2011, between TMS International Corp., Tube City IMS Corporation and Thomas E. Lippard (incorporated by reference to Exhibit 10.27 to TMS International Corp.’s Quarterly Report on Form 10-Q filed August 10, 2011, File No. 001-35128).

10.18†	Employment Agreement dated as of January 1, 2013, by and among TMS International Corp., Tube City IMS Corporation, and Leon Z. Heller.*

10.19	Management Agreement, dated as of January 25, 2007, by and between Onex Partners Manager LP and Metal Services Acquisition Corp. (incorporated by reference to Exhibit 10.16 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.20†	Restricted Stock Plan (incorporated by reference to Exhibit 10.17 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.21†	Form of Restricted Stock Agreement dated 2007 (incorporated by reference to Exhibit 10.18 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.22†	Form of Restricted Stock Agreement dated April 19, 2011 (incorporated by reference to Exhibit 10.25 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 11, 2011, File No. 001-35128).

10.23†	Form of Restricted Stock Agreement dated July 11, 2012.*

10.24†	Tube City IMS, LLC Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.19 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.25	Lease Agreement, dated as of May 3, 2005, between Brandywine Operating Partnership, L.P. and International Mill Service, Inc. (1155 Business Center Drive, Horsham, Pennsylvania) (incorporated by reference to Exhibit 10.20 to TMS International Corp.’s Registration Statement on Form S-1, filed May 13, 2010, File No. 333-166807).

10.26	First Amendment to Lease, dated as of June 7, 2010, between G&I 1155 Business Center FE LLC, as successor to Brandywine Operating Partnership, L.P., and Tube City IMS, LLC, as successor to International Mill Service, Inc. (1155 Business Center Drive, Horsham, Pennsylvania) (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to TMS International Corp.’s Registration Statement on Form S-1, filed June 23, 2010, File No. 333-166807).

10.27	Form of Lock-Up Agreements executed by certain stockholders of the Company (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to TMS International Corp.’s Registration Statement on Form S-1, filed June 23, 2010, File No. 333-166807).

10.28	TMS International Corp. Long-Term Incentive Plan effective March 10, 2011 (incorporated by reference to Exhibit 10.23 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 11, 2011, File No. 001-35128).

10.29†	Form of TMS International Corp. Nonstatutory Option Agreement.*

10.30†	First Amendment, dated April 13, 2012, to TMS International Corp. Nonstatutory Option Agreement by and between TMS International Corp. and Joseph Curtin dated April 13, 2011 (incorporated by reference to Exhibit 10.3 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 8, 2012, File No. 001-35128).

10.31†	TMS International Corp. Nonstatutory Option Agreement, dated April 13, 2012, by and between TMS International Corp. and Joseph Curtin (incorporated by reference to Exhibit 10.4 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 8, 2012, File No. 001-35128).

Exhibit Number	Description of Exhibit

10.32†	First Amendment, dated April 13, 2012, to TMS International Corp. Nonstatutory Option Agreement by and between TMS International Corp. and Thomas E. Lippard dated April 13, 2011 (incorporated by reference to Exhibit 10.5 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 8, 2012, File No. 001-35128).

10.33†	TMS International Corp. Nonstatutory Option Agreement, dated April 13, 2012, by and between TMS International Corp. and Thomas E. Lippard (incorporated by reference to Exhibit 10.6 to TMS International Corp.’s Quarterly Report on Form 10-Q filed May 8, 2012, File No. 001-35128).

10.34	Form of Indemnification Agreement.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Ernst & Young, an independent registered accounting firm.*

24.1	Powers of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101††	XBRL data file*

*	Filed herewith
†	Indicates management contract or compensation plan or arrangement
††	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TMS International Corp.

We have audited the accompanying consolidated balance sheets of TMS International Corp. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TMS International Corp. at December 31, 2012 and 2011, and the consolidated results of their operations) and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TMS International Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 19, 2013

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$26,936	$108,830
Accounts receivable, net of allowance for doubtful accounts of $3,038 and $2,613, respectively (Note 7)	280,472	292,546
Inventories (Note 8)	50,520	56,297
Prepaid and other current assets	22,757	31,041
Deferred tax asset (Note 6)	7,485	7,114

Total current assets	388,170	495,828
Property, plant and equipment, net (Note 9)	214,668	158,314
Equity investment	2,235	—
Deferred financing costs, net of accumulated amortization of $1,863 and $9,517, respectively (Note 11)	10,069	10,638
Goodwill, net of $55,000 accumulated impairment (Note 10)	242,669	241,771
Other intangibles, net of accumulated amortization of $72,012 and $59,461, respectively (Note 10)	147,885	155,769
Other noncurrent assets	4,098	3,675

Total assets	$1,009,794	$1,065,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$251,941	$273,816
Salaries, wages and related benefits	29,274	28,105
Current taxes payable (Note 6)	964	395
Accrued expenses (Note 7)	18,284	23,945
Revolving bank borrowings (Note 11)	—	159
Current portion of long-term debt (Note 11)	8,395	3,585

Total current liabilities	308,858	330,005
Long-term debt (Note 11)	303,657	379,250
Loans from noncontrolling interest (Note 11)	4,341	5,275
Deferred tax liability (Note 6)	58,192	53,791
Other noncurrent liabilities (Note 7)	27,704	20,833

Total liabilities	702,752	789,154
Commitments and contingencies (Note 23)
Stockholders’ equity:
Class A Common Stock; 200,000,000 shares authorized, $0.001 par value per share; 14,564,928 and 12,894,333 shares issued and outstanding at December 31, 2012 and 2011, respectively	14	13
Class B Common Stock; 30,000,000 shares authorized, $0.001 par value per share; 24,712,513 and 26,361,640 shares issued and outstanding at December 31, 2012 and 2011, respectively	25	26
Capital in excess of par value	436,359	434,841
Accumulated deficit	(122,154)	(148,232)
Accumulated other comprehensive loss	(8,963)	(11,075)

Total TMS International Corp. stockholders’ equity	305,281	275,573
Noncontrolling Interests	1,761	1,268

Total stockholders’ equity	307,042	276,841

Total liabilities and stockholders’ equity	$1,009,794	$1,065,995

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Revenue:
Revenue from Sale of Materials	$1,994,969	$2,192,188	$1,632,822
Service Revenue	531,221	469,283	397,808

Total Revenue	2,526,190	2,661,471	2,030,630
Costs and expenses:
Cost of Raw Materials Shipments	1,919,474	2,112,011	1,564,504
Site Operating Costs	396,412	356,183	293,003
Selling, General and Administrative Expenses	64,504	58,646	53,139
Provision for Bad Debts	470	590	64
Share based compensation associated with initial public offering	—	1,304	—
Provision for Transition Agreement	—	745	—
Depreciation	56,546	47,493	49,317
Amortization	12,510	12,401	12,191

Total costs and expenses	2,449,916	2,589,373	1,972,218

Income from Operations	76,274	72,098	58,412
Interest Expense, Net	(26,125)	(32,201)	(40,361)
Disposition of cumulative translation adjustment	(362)	—	—
Loss on Early Extinguishment of Debt	(12,300)	(581)	—
Loss from equity investment	(19)	—	—

Income before income taxes	37,468	39,316	18,051
Income Tax Expense	(11,347)	(15,410)	(10,903)

Net Income	$26,121	$23,906	$7,148
Net (income) loss attributable to noncontrolling interests	(43)	726	—
Accretion on preferred stock	—	(7,156)	(22,824)

Net income (loss) attributable to TMS International Corp. common stock	$26,078	$17,476	$(15,676)

Net Income (Loss) per Share:
Basic	$0.66	$0.59	$(3.17)
Diluted	$0.66	$0.59	$(3.17)
Average Common Shares Outstanding:
Basic	39,266,148	29,593,776	4,944,193
Diluted	39,266,469	29,596,359	4,944,193

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

For the year ended December 31,
	TMS International			Noncontrolling Interests			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net income (loss)	$26,078	$24,632	$7,148	$43	$(726)	$—	$26,121	$23,906	$7,148
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	2,208	(4,600)	(2,279)	(14)	(121)	—	2,194	(4,721)	(2,279)
Cumulative translation adjustment reclassified into earnings	(362)	—	—	—	—	—	(362)	—	—
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postemployment benefit plans:
Net change from periodic revaluations	(529)	(2,213)	(2,578)	—	—	—	(529)	(2,213)	(2,578)
Net amount reclassified to earnings	555	378	143	—	—	—	555	378	143

Net unrecognized gains (losses) on pensions and other postemployment benefit plans	26	(1,835)	(2,435)	—	—	—	26	(1,835)	(2,435)
Unrecognized gains (losses) on derivatives:
Net change from periodic revaluations	(6)	(144)	(1,262)	—	—	—	(6)	(144)	(1,262)
Net amount reclassified to earnings	246	1,006	1,551	—	—	—	246	1,006	1,551

Net unrecognized gains (losses) on derivatives	240	862	289	—	—	—	240	862	289

Total Other comprehensive income (loss), net of tax	2,112	(5,573)	(4,425)	(14)	(121)	—	2,098	(5,694)	(4,425)

Comprehensive income (loss)	$28,190	$19,059	$2,723	$29	$(847)	$—	$28,219	$18,212	$2,723

The accompanying notes are an integral part of the consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income	$26,121	$23,906	$7,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,546	47,493	49,317
Amortization	12,510	12,401	12,191
Amortization of deferred financing costs	2,593	2,491	2,468
Deferred income tax	4,969	12,300	9,618
Provision for bad debts	470	590	123
Loss (gain) on the disposal of equipment	49	291	(362)
Non-cash share-based compensation cost	1,944	2,231	29
Equity loss	19	—	—
Interest paid in kind	—	—	4,657
Loss from debt extinguishment	12,300	581	—
Increase (decrease) from changes in:
Accounts receivable	16,061	(85,989)	(42,652)
Inventories	5,777	(17,633)	(6,799)
Prepaid and other current assets	4,058	(2,789)	(11,758)
Other noncurrent assets	(630)	(79)	329
Accounts payable	(21,875)	70,346	48,157
Accrued expenses	(4,267)	(4,639)	15,989
Other non current liabilities	2,380	(236)	(1,699)
Other, net	287	(2,320)	(319)

Net cash provided by operating activities	119,312	58,945	86,437

Cash flows from investing activities:
Capital Expenditures	(110,539)	(80,783)	(39,816)
Software and systems expenditures	(3,927)	(2,293)	—
Proceeds from sale of equipment	1,848	673	1,394
Acquisitions, net of cash acquired of $0, $0, and $0, respectively	—	(50)	(495)
Equity investment	(2,254)	—	—
Amounts returned from escrow (Investment in other noncurrent assets)	—	—	1,712
Contingent payment for acquired business	(131)	(337)	(339)
Cash flows related to IU International, net	(28)	(402)	(331)

Net cash used in investing activities	(115,031)	(83,192)	(37,875)

Cash flows from financing activities:
Revolving credit facility (repayments) borrowings, net	(159)	(115)	(4,115)
Net proceeds from initial public offering	—	128,657	—
Debt issuance and termination fees	(13,996)	(5,326)	—
Proceeds from debt issuance, net of original issue discount	312,078	5,275	—
Repayment of debt	(386,577)	(46,223)	(25,193)
Payments to acquire noncontrolling interests	(231)	—	—
Borrowings from noncontrolling interest	2,357	—	—
Contributions from noncontrolling interests	269	1,849	266

Net cash (used in) provided by financing activities	(86,259)	84,117	(29,042)

Effect of exchange rate changes on cash and cash equivalents	84	(532)	158
Cash and cash equivalents:
Net (decrease) increase in cash	(81,894)	59,338	19,678
Cash at beginning of period	108,830	49,492	29,814

Cash at end of period	$26,936	$108,830	$49,492

The accompanying notes are an integral part of these consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of dollars, except share data)

	TMS International Corp.									Noncontrolling Interest	Total
	Common Stock					Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	TMS International Corp. Total
	Class A Shares	Class B Shares	Total Shares	Class A Amount	Class B Amount
Balances, December 31, 2009	—	4,944,399	4,944,399	$—	$—	$—	$(150,070)	$(1,077)	$(151,147)	$—	$(151,147)
Share-based compensation costs	—	—	—	—	—	29	—	—	29	—	29
Forfeited restricted shares	—	(407)	(407)	—	—	—	—	—	—	—	—
Accumulating dividend on class A preferred stock	—	—	—	—	—	(29)	(22,795)	—	(22,824)	—	(22,824)
Investment of noncontrolling interest	—	—	—	—	—	—	—	—	—	266	266
Comprehensive income (loss):
Net income	—	—	—	—	—	—	7,148	—	7,148	—	7,148
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,425)	(4,425)	—	(4,425)

Total comprehensive income (loss)	—	—	—	—	—	—	7,148	(4,425)	2,723	—	2,723

Balances, December 31, 2010	—	4,943,992	4,943,992	$—	$—	$—	$(165,717)	$(5,502)	$(171,219)	$266	$(170,953)
Share-based compensation costs	—	—	—	—	—	1,617	—	—	1,617	—	1,617
Accumulating dividend on class A preferred stock	—	—	—	—	—	(9)	(7,147)	—	(7,156)	—	(7,156)
Conversion of preferred shares	—	23,384,801	23,384,801	—	23	303,979	—	—	304,002	—	304,002
Issuance of restricted stock associated with the IPO	—	47,180	47,180	—	—	613	—	—	613	—	613
Issuance of primary shares and recapitalization of existing shares	12,880,000	(2,000,000)	10,880,000	13	3	128,641	—	—	128,657	—	128,657
Transfer of shares	14,333	(14,333)	—	—	—	—	—	—	—	—	—
Investment of noncontrolling interest	—	—	—	—	—	—	—	—	—	1,849	1,849
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	24,632	—	24,632	(726)	23,906
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,573)	(5,573)	(121)	(5,694)

Total comprehensive income (loss)	—	—	—	—	—	—	24,632	(5,573)	19,059	(847)	18,212

Balances, December 31, 2011	12,894,333	26,361,640	39,255,973	$13	$26	$434,841	$(148,232)	$(11,075)	$275,573	$1,268	$276,841
Share-based compensation costs	—	—	—	—	—	1,944	—	—	1,944	—	1,944
Issuance of restricted stock	21,468	—	21,468	—	—	—	—	—	—	—	—
Transfer of shares	1,649,127	(1,649,127)	—	1	(1)	—	—	—	—	—	—
(Acquisition of ) Investment by noncontrolling interest	—	—	—	—	—	(426)	—	—	(426)	464	38
Comprehensive income (loss):
Net income	—	—	—	—	—	—	26,078	—	26,078	43	26,121
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,112	2,112	(14)	2,098

Total comprehensive income (loss)	—	—	—	—	—	—	26,078	2,112	28,190	29	28,219

Balances, December 31, 2012	14,564,928	24,712,513	39,277,441	$14	$25	$436,359	$(122,154)	$(8,963)	$305,281	$1,761	$307,042

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

Current Business

TMS International Corp. (“TMS” or the “Company”) through its subsidiaries, including Tube City IMS Corporation (“TCIMS”) is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at over 81 customer sites in 11 countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

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

As a result of the activity in connection with the initial public offering, as of April 19, 2011, the Company had outstanding 39,255,973 share of common stock. As of February 13, 2013, a total of 39,277,441 shares of common stock were outstanding with 24,710,317 shares designated as Class A Common Stock and 14,567,124 shares designated as Class B Common Stock.

A more detailed discussion of the initial public offering follows.

Offering details and proceeds

On April 19, 2011, the Company closed an initial public offering selling 9,200,000 Class A Common Shares at $13.00 per share. The Company received $111.8 million in net proceeds after deducting the underwriters’ commission. In the same initial public offering the Company’s existing stockholders also sold 2,000,000 shares of Class B Common Stock, which converted to Class A Common Stock upon sale, at $13.00 per share. On April 29, 2011, the Company sold an additional 1,680,000 Class A Common Stock at $13.00 per share, generating an additional $20.4 million as the Company’s underwriters exercised their overallotment option. Additionally, the Company incurred $3.4 million of expenses as a direct result of the initial public offering, which reduced the net proceeds available for use. The Company used $44.0 million of proceeds from the initial public offering to pay off in full its obligations under the Series 2008 promissory notes. The remaining proceeds are being held for general corporate purposes including funding capital expenditures for new contracts.

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

2007 Restricted Stock Plan grant and accelerated vesting

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less and that are readily convertible into cash. The Company maintains its cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. Included in accounts payable at December 31, 2012 and December 31, 2011, are approximately $39.9 million and $47.8 million, respectively, of book overdrafts. Overdrafts represent outstanding checks in excess of related cash balances.

The Company’s treasury function uses cash on hand, cash generated by operating activities, and, if necessary, funds available under the Company’s Revolver (see Note 11—Debt) to liquidate these outstanding checks when they are presented for payment.

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

Depreciation of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of assets. (See Note 9—Property Plant and Equipment for estimated useful lives by classification).

Equity Investment

The Company accounts for investments in entities where it exerts significant influence, but does not control the entity, using the equity method of accounting under ASC 323-10. The Company records its initial investment at cost and records a proportional share of net income of the entity in its consolidated statement of operations.

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

Goodwill and Other Intangible Assets

Goodwill and other indefinite life intangible assets that are not subject to amortization are recorded at fair value at the dates of acquisition. Finite life intangible assets subject to amortization are recorded at cost less accumulated amortization provided on a straight-line basis over the intangible assets’ estimated useful lives. Goodwill and indefinite life intangibles are evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. ASC Topic 350 on goodwill and other intangible assets requires that goodwill be evaluated for impairment using a two-step process. The first step of the goodwill impairment evaluation, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired; and the second step of the impairment evaluation is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the evaluation must be performed to measure the goodwill impairment loss, if any. The second step of the evaluation compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. (See Note 10—Goodwill and Identifiable Intangible Assets).

Deferred Financing Cost

Costs associated with negotiation and entering into long-term financing agreements are deferred and amortized on a straight-line basis, which does not differ materially from the effective interest rate method, over the life of the associated agreement. (See Note 11—Debt, for deferred financing costs written off).

Other Noncurrent Assets

Other noncurrent assets principally include long term deposits to secure insurance obligations, cash surrender value of executive life insurance policies to be used to fund certain deferred compensation obligations and other noncurrent assets. Long term deposits were $1.3 million and $1.2 million at December 31, 2012 and December 31, 2011 respectively, cash surrender value of executive life insurance policies were $1.1 million and $1.0 million at December 31, 2012 and December 31, 2011, respectively, and other noncurrent assets were $1.7 million and $1.4 million at December 31, 2012 and December 31, 2011, respectively.

Derivative Financial Instruments

The Company, from time to time, has entered into interest rate swaps to manage its risk related to its variable interest rate debt. The swaps have been designated as cash flow hedges. Accordingly, they are recorded at fair value. To the extent that the instruments are effective in hedging the related interest rate risk, the adjustments to record the swaps at fair value are recorded in other comprehensive income. (See Note 12—Derivative Financial Instruments). The Company does not have any outstanding derivative financial instruments at December 31, 2012.

Stock-Based Compensation

The Company awards two different types of options under its Long Term Incentive Plan. For that portion of the award that is subject to time based vesting only, the Company uses the Black-Scholes option pricing model to value the options. The expected term of grant is determined using a “safe harbor” calculation provided in SAB 107 for entities without extensive historical data. The term is calculated as the mid-point between the vesting period and the contractual term of the option. The risk free interest rate is determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate is estimated based on forfeiture experience in the Company’s previous share based compensation plans. The expected volatility is estimated based on the average volatility of the stock price of peer group companies that were identified based on their market capitalization, industry, stage of life cycle and capital structure. Compensation expense is recognized based on the fair value of these options using the accelerated method.

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

Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, volatility, annual forfeiture rate and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

The Long Term Incentive Plan also provides for the issuance of restricted share units. Restricted shares are valued at the closing price of the Company’s common stock the day prior to issuance. The Company records expense related to restricted shares pro rata over the estimated requisite service period.

Revenues

Revenue Recognition. Revenue includes two categories: (1) Revenue from Sale of Materials and (2) Service Revenue.

Revenue from Sale of Materials is mainly generated by the Company’s raw materials procurement business, although it also includes revenue from the Mill Services Group location where the Company buys, processes and sells scrap for its own account.

The Company generates Service Revenue from scrap management, scrap preparation, raw materials optimization, metal recovery and sales, material handling or product handling, slag processing and metal recovery services, surface conditioning and other services. The Company recognizes revenues when it performs the service or when title and risk of loss pass to the buyer.

Revenue from Sale of Materials

Raw materials procurement and logistics—In the Company’s raw materials procurement business, the Company generally engages in two types of transactions that require different accounting treatment. The Company evaluates the accounting treatment for these transactions based on their individual facts and circumstances, and categorizes them into two general groupings:

(1)	Transactions where the Company purchases raw materials from a supplier and sells the raw materials to a customer, for which the Company invoices the customer for the full sale price of the goods. In this first type of transaction model, it is common for the Company to arrange for a sale to the customer and a matching purchase from the vendor almost simultaneously. During the year ended December 31, 2012, approximately 91% of the Company’s raw material procurement activity by volume was made under this transaction model; and,

(2)	Transactions where the Company arranges delivery of raw materials shipments to a customer directly from a supplier, for which the Company earns a contractually determined, volume based arranging fee. In this second type of transaction, the Company invoices the customer for an arranging fee (but not for the sale price of the goods, which is paid directly by the customer to the vendor). During the year ended December 31, 2012, approximately 9% of the Company’s raw material procurement activity by volume was transacted under this model.

For each individual transaction, the Company makes a determination as to whether revenue should be recorded for the full value of the shipment, or alternatively should revenue only be recorded for the contractually determined arranging fee, based on the Company’s judgment as to whether the Company is acting as principal or agent in the transaction based on the consideration of the criteria set forth in ASC 605-45.

The Company records the full value of the material shipped and invoices that amount as revenue where the Company is acting as a principal in the transaction. In general, the Company is acting as principal in the transaction when (i) the Company is the primary obligor under the arrangement – meaning the Company is the party primarily obligated to provide the material to our customer, and that obligation is not relieved even if the supplier fails to ship the material; (ii) the Company has general inventory risk in the transaction, even though risk may be mitigated by entering into a purchase and sale almost simultaneously; (iii) the Company has discretion in supplier selection, (iv) the Company has risk in physical inventory loss; and (v) the Company has credit risk in the transaction.

If the Company determines, after evaluating the above factors, that the Company is the principal in the transaction, the full invoiced value of the transaction is recorded as revenue from the sale of materials and the Company record the full cost of the transaction as cost of raw materials shipments. If the Company determines that the criteria has not been met to be considered a principal in the transaction and are acting as an agent in the transaction, the Company will record only the contractually determined fee or margin on the transaction as revenue from the sale of materials.

The Company recognizes revenue from raw materials procurement sales when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or F.O.B. destination depending on terms of sale, or when the Company has the right to receive the contractual fee. Revenues from these sources are included in Revenue from Sale of Materials. During the year ended December 31, 2012, approximately 91% of the Company’s raw material procurement activity by volume was made under the transaction model where the Company purchases raw materials from a supplier and sells the material to the customer acting as a principal in the transaction. During the year ended December 31, 2012, approximately 9% of the Company’s raw material procurement activity by volume was transacted where the Company arranged for delivery of raw material for a customer directly from a vendor earning a contractually determined volume-based fee acting as an agent in the transaction. The volume-based fee is recorded as Revenue From Sale of Materials and there is no corresponding Cost of Raw Material Shipment in this transaction model.

The Company also purchases, processes and sells scrap iron and steel inventory for the Company’s own account. The Company recognizes revenue from scrap sales of material when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or destination depending on terms of sale. Revenues from these sources are included in Revenue from Sale of Materials.

Service Revenue

Metal recovery, slag handling, processing, and sales—The Company generates revenue by removing slag from a furnace and processing it to separate metallic material from other slag components. The separated metallic material is generally reused in production of steel by the host mill or sold to other end users, and the remaining nonmetallic material is generally sold to third parties as aggregate. The Company recognizes revenue from slag processing and metal recovery services when it performs the services and revenue from co-product sales when title and risk of loss pass to the customer. Revenues from these sources are included in Service Revenue.

Semi finished material handling; scrap management preparation—The Company generates revenue from receiving, processing and managing raw material inputs, primarily scrap, and handling and recording inventory of finished products where all of the production is generally completed at the customer’s location. Revenues from these sources are included in Service Revenue and are recognized at the time the service is performed.

Surface conditioning—The Company generates revenue from removing imperfections from semi-finished steel processed for use in high-end applications. The Company recognizes revenue from surface conditioning services when it performs the services. Revenues from these sources are included in Service Revenue.

Raw materials optimization—Revenue from optimization fees represents income from determining, through use of its internally developed and proprietary software, the most economical combination of input materials necessary to make a customer’s specified chemistry of steel. The Company recognizes income from optimization fees as the optimization service is provided. Optimization software maintenance fees are recognized in income over the contract life. Revenues from these sources are included in Service Revenue.

Other revenues—The Company generates revenue from various additional services, including dust and debris management, equipment rental services, mobile equipment maintenance, refractory removal, vacuumation, as well as revenues from services to customers outside of the normal contractual agreement. The Company recognizes revenue as the service is provided. Machine shop service revenues are recognized as work is performed. Revenues from these sources are included in Service Revenue.

In certain instances, the Company has contracts under which multiple services are provided at a single mill site, but each type of service is detailed in a separate scope of work and subject to a separate fee structure within the contract. In those instances, each service that the Company provides is also provided individually to other customers and other mill sites, providing evidence that the individual services have stand alone value under ASC 605-25-5(a). The Company allocates revenue to each individual service based on the specific fee structure laid out in the contract as such fees fall within a consistent range of similar fees charged where the service is provided as a single service at a mill site. The Company believes the contractual pricing structure and its relationship to pricing for similar services offered to other customer provides objective evidence of the prices of the services the Company provides and, accordingly, the Company’s allocation is consistent with the relative selling price method prescribed in ASC 605-25-30-2.

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

Per Share Data

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares plus potential dilutive common shares outstanding during the period. (See Note 16—Earnings per Share).

Redeemable Preferred Stock

In the first quarter of 2007, the Company issued 21,883 shares of preferred class A stock. The preferred class A stock had an initial liquidation preference of $9,900 per share and carried an 8% accumulating, compounding dividend. On April 19, 2011, in connection with the Company’s initial public offering, the outstanding preferred class A stock was automatically converted into Class B Common Stock. The Company recorded the accumulating dividend as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as increase to its accumulated deficit.

Foreign Currency Translation

The financial statements of our foreign subsidiaries are generally measured using the local currency as the functional currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. During 2012, we substantially liquidated the assets of one of our foreign subsidiaries. ASC 830-30-40-1 requires that upon substantial liquidation, amounts that had previously been charged to the cumulative translation adjustment be reported in current earnings. Accordingly, we recorded a $0.4 million charge in the fourth quarter of 2012.

Cost of New Enterprise Resource Planning System

In the second quarter of 2011, the Company’s Board of Directors approved the selection of and the spending for a new ERP system. Prior to that approval, the Company had spent more than a year involved in preliminary project activities that resulted in the selection of the system to be implemented. After the board approval, the Company has capitalized certain costs associated with application development in accordance with ASC 720-45. For the year ended December 31, 2012, the Company capitalized $3.9 million associated with the application development of its new ERP.

Grants from Government Agencies

The Company recognizes receivables for grants from government agencies when it is reasonably assured that the amounts will be received and when the conditions necessary to receive that grant has been fully achieved. The Company recognizes government grants in its statement of operations on a systematic and rational basis over the periods of consumption or commitment as applicable. The Company’s accounting for a particular grant may vary based on the type of grant received. For grants related specifically to an investment in equipment, the company will record the grant as a reduction in the historical cost of the equipment and record the benefit as a reduction in depreciation expense over the life of the asset. For other types of grants, the Company may record the grant as deferred revenue and allocate the benefit to cost or as a reduction in expense on a systematic and rational basis. In 2012, the Company has received direct notice from the Department of Trade and Industry of the Republic of South Africa that we have met the conditions and will receive grants totaling approximately $5.2 million. The grant was for a combination of asset investment and job creation and saving and because there were multiple conditions to receiving the grant, the Company has determined the appropriate treatment for the grant is to record the amount as deferred revenue and recognize it in revenue ratably over the life of our service contracts. In 2012, the Company recognized $0.7 million related to the first year of our seven year contracts.

Note 3—New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in fiscal 2013 and early adoption is permitted. We do not believe that ASU No. 2012-02 will have a material impact on our consolidated financial statements.

During the second quarter of 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance for fair value measurements and disclosures. The amendments either clarify or change existing guidance, including the following: (i) the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets and not relevant when measuring the fair value of financial assets or any liabilities; (ii) a reporting entity should measure the fair value of instruments classified in shareholders’ equity based on the fair value of the instrument from the perspective of a market participant that holds that instrument as an asset; (iii) a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that are categorized within Level 3 of the fair value hierarchy, a description of the valuation processes used, and a qualitative discussion about the sensitivity of such measurements; and (iv) a reporting entity should disclose the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments are to be applied prospectively. The Company adopted these amendments on January 1, 2012, and they did not have a material impact on the consolidated financial statements.

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

Hanson Acquisition. On September 5, 2008, the Company acquired all of the outstanding stock of Hanson Resources Management Limited (“Hanson”), a United Kingdom based business that provides a broad spectrum of services to steel mills and other industrial enterprises. The Company paid $16.7 million in cash and incurred $0.9 million in costs related directly to the transaction. A portion of the proceeds was paid into escrow for potential payments of contingent consideration and as credit support for representations and indemnifications provided by Hanson’s former stockholders. One of the milestones required for release of the contingent consideration to the former shareholders of Hanson related to entering into a long-term extension of a contract for certain services. While Hanson continues to provide those services under rolling shorter term arrangements, they have not entered into a long-term contract. Accordingly, $1.7 million was returned to the Company in June 2010 and reclassified from other noncurrent assets to cash and cash equivalents on the Company’s consolidated balance sheets.

Note 5—Provision for Transition Agreement

In August, 2011, I Michael Coslov, retired as our Non-Executive Chairman. As part of the transition agreement relating to his retirement, Mr. Coslov is entitled to receive transition payments for two years and a reimbursement of expenses over a two year period subject to an annual maximum. The Company recorded a $0.7 million charge in the third quarter of 2011 related to the transition payments and expected expense reimbursement for Mr. Coslov. The Company had $0.2 million and $0.6 million accrued related to this transition agreement as of December 31, 2012 and December 31, 2011, respectively.

Note 6—Income Taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$13,833	$16,240
Pension and post-employment benefits	5,118	5,448
Compensation	5,495	3,960
Legal reserve	—	283
Bad debt reserve	1,179	1,137
Inventories	454	181
Workers’ compensation reserve	2,146	2,237
Goodwill Impairment	4,082	4,098
Alternative minimum tax credit	2,494	2,275
Foreign tax credit	4,324	8,409
State non-cash credits	6,623	7,482
Capital losses	2,221	993
Other	1,676	4,412

Total deferred tax assets	49,645	57,155
Valuation allowance	(24,038)	(28,632)

Total net deferred tax assets	25,607	28,523

Deferred tax liabilities:
Identifiable intangibles	(45,223)	(49,135)
Goodwill	(16,220)	(13,538)
Fixed assets	(10,151)	(7,664)
Cancellation of debt—deferred income	(581)	(583)
Foreign intangibles & other	(4,139)	(4,281)

Total deferred tax liabilities	(76,314)	(75,201)

Net deferred tax liabilities	$(50,707)	$(46,678)

The Company has an alternative minimum tax credit carryover of $2.5 million, which is carried forward indefinitely. Foreign tax credits in the amount of $4.3 million expire from 2019 through 2021. In addition, the Company has state net operating loss carryforwards of $144.4 million that expire at various dates from 2013 through 2029 and state non-cash tax effect credits of $6.6 million available until 2021. The Company also has foreign net operating loss carryforwards in the amount of $18.9 million, $5.3 million expire at various dates from 2016 through 2023 and $13.6 million are carried forward indefinitely.

Management determined that a valuation allowance is required on $6.4 million of certain state net operating loss carryforwards and on $6.6 million of state non-cash tax credits due to state carryover limitations on utilization and apportionment of taxable income. Management has also determined that a valuation allowance of $5.3 million is required for certain foreign net operating loss carryforwards due to limitations on utilization and projections. With respect to the foreign tax credit, a valuation allowance of $2.5 million is required due to projections and utilization limitations and reflects the ability of a 10 year election to deduct the foreign taxes instead of the foreign tax credit. In addition, management has also determined that a valuation allowance of $1.8 million is required as a portion is related to certain legacy workers’ compensation accruals and capital loss carryforwards.

The components of income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	3,563	(276)	—
State	$582	$1,202	$—
Foreign	2,234	2,185	1,285

Total current income tax expense	6,379	3,111	1,285
Deferred:
Federal	4,691	14,144	7,703
State	1,028	(528)	1,892
Foreign	(751)	(1,317)	23

Total deferred expense	4,968	12,299	9,618

Total net income tax expense	$11,347	$15,410	$10,903

Income tax expense (benefit) varies from amounts computed by applying the 35% federal statutory rate for the following reasons (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Income tax expense at statutory rate	$13,115	$13,785	$6,320
Permanent differences	619	971	688
US tax costs related to deemed dividends and related foreign tax credit	—	314	354
Foreign tax credit other	(41)	(180)	(155)
Foreign taxes	(948)	(568)	(542)
Effect of changes in valuation allowance	(2,518)	916	2,638
Effect of change in tax rates	298	409	(105)
Effect of state income taxes, net of federal benefit	1,207	1,741	1,029
Adjustment to prior year’s taxes	(234)	(206)	(206)
Deferred tax basis adjustments	(193)	(1,496)	1,059
Other	42	(276)	(177)

	$11,347	$15,410	$10,903

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent and practice to indefinitely reinvest such earning. At December 31, 2012, the aggregate undistributed earnings of the foreign subsidiaries (including cumulative unrealized currency gains related to previously taxed income) amounted to $17 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings because of the complexity of the calculation.

Income from continuing operations before income taxes, as shown in the accompanying consolidated statement of operations, includes the following components (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Domestic	$32,040	$36,357	$15,855
Foreign	5,428	2,959	2,196

Income before income taxes	$37,468	$39,316	$18,051

Uncertain tax positions

During the years ended December 31, 2012, 2011 and 2010, activity related to unrecognized tax benefits was not material. The following table sets forth the amount of unrecognized tax benefits, periods indicated (in thousands):

	Year ended December 31,
	2012	2011	2010
Unrecognized tax benefits at beginning of period	$1,440	$1,440	$1,440
Increases and decreases in current period tax positions	—	—	—
Decreases relating to settlements with taxing authorities	—	—	—
Decreases occurring as a result of a lapse of the applicable statute of limitations	(218)	—	—

Unrecognized tax benefits at end of period	$1,222	$1,440	$1,440

The total amount of interest and penalties recognized related to uncertain tax positions as of December 31, 2012, December 31, 2011 and December 31, 2010 was not material. When applicable, penalties and interest related to income taxes will be classified as part of corporate income tax expense.

We do not reasonably expect any significant changes to the total amount of unrecognized tax benefits within 12 months of the reporting date.

Open years for federal and state income tax begin at years 2009 and forward, except for portions of net operating losses utilized from 2000 for federal purposes and 1995 for state purposes, as limited. The open years for the Foreign Subsidiaries are generally two to six years after the return is filed resulting in some open years beginning in 2007 and forward.

Note 7—Other Balance Sheet Information

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
IU International obligations
Pensions and deferred compensation	$—	$9
Other post-employment benefits	1,373	2,575
Workers’ compensation	1,324	1,314
Pension and deferred compensation	16,283	15,091
Deferred revenue	6,070	—
Liability for unrecognized tax benefits	1,222	214
Other noncurrent accrued liabilities	1,432	1,630

	$27,704	$20,833

IU International Obligations

The Company has certain obligations resulting from the 1988 acquisition of IU International Corporation (“IU”) that are unrelated to current operations. Such obligations were primarily for employee benefits and workers’ compensation insurance claims. At December 31, 2012 and December 31, 2011, such liabilities totaled $3.6 million and $5.1 million, respectively, of which $1.0 million and $1.1 million were classified as short-term at December 31, 2012 and December 31, 2011, respectively.

Allowance for doubtful accounts activity for the periods indicated is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of period	$2,613	$2,125	$2,612
Additions charged to expense	470	590	309
Amounts written off	(45)	(101)	(800)
Translation adjustment	—	(1)	4

Balance at end of period	$3,038	$2,613	$2,125

Accrued expenses consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued taxes other than income	$5,129	$4,590
Accrued transition and severance	2,985	1,414
Accrued professional fees	546	1,228
Accrued royalty	216	446
Accrued IU liabilities and other pension	952	1,114
Accrued insurance obligation	1,065	764
Accrued interest	1,776	9,310
Deferred revenue	965	—
Fair value of interest rate swap agreements	—	391
Accrued other	4,650	4,688

	$18,284	$23,945

Note 8—Inventories

Inventories consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Scrap iron and steel	$26,183	$20,447
Goods in transit	11,926	24,351
Spare parts and supplies	12,411	11,499

	$50,520	$56,297

Note 9—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Lives	December 31, 2012	December 31, 2011
Cost:
Land		$1,076	$1,076
Buildings and improvements	10-39 years	24,611	23,451
Machinery and equipment	3-7 years	420,667	333,055
Furniture, fixtures, vehicles, and site preparation	3-10 years	40,616	36,858

Total cost		486,970	394,440
Accumulated depreciation and amortization:
Buildings and improvements		(11,660)	(10,794)
Machinery and equipment		(234,604)	(202,998)
Furniture, fixtures, vehicles, and site preparation		(26,038)	(22,334)

Total accumulated depreciation and amortization		(272,302)	(236,126)

Net property, plant and equipment		$214,668	$158,314

The Company recorded depreciation expense of $56.5 million, $47.5 million and $49.3 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

Assets under capital leases included in properties at December 31, 2012 and December 31, 2011, approximated $2.1 million and $2.2 million, respectively. Accumulated amortization of assets under capital leases at December 31, 2012 and December 31, 2011 amounted to approximately $0.8 million and $0.7 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.

As of December 31, 2012, the Company had made deposit and progress payments totalling $4.3 million for long lead time equipment which had not yet been completed and delivered. The Company expects to take delivery of the related equipment in 2013. The deposits are included in prepaid and other current assets on the Company’s consolidated balance sheet. The cash flows for the deposits and progress payments are recorded as capital expenditures.

Note 10—Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets consist of the following (in thousands):

	Weighted average remaining amortizable life	December 31, 2012	December 31, 2011
Intangible assets subject to amortization:
Environmental permits	19 years	$5,100	$5,100
Customer related intangibles	14 years	182,111	181,410
Unpatented technology	3 years	24,826	24,826
Software and systems	8 years	6,634	2,703
Other identifiable intangible assets	3 years	1,001	966

Total finite life intangibles		219,672	215,005
Trademarks		225	225

Total identifiable intangible assets		219,897	215,230
Amortization of intangible assets:
Environmental permits		(1,210)	(1,006)
Customer related intangibles		(53,853)	(44,442)
Unpatented technology		(16,249)	(13,547)
Software and systems		(80)	—
Other identifiable intangible assets		(620)	(466)

		(72,012)	(59,461)

Net identifiable intangibles		147,885	155,769
Goodwill		242,669	241,771

Total intangible assets		$390,554	$397,540

The Company recorded $12.5 million, $12.4 million and $12.2 million of amortization expense for finite lived intangibles for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 respectively. The estimated amortization expense for finite lived intangibles for the next five years is as follows (in thousands):

2013	$12,742
2014	13,057
2015	13,013
2016	10,342
2017	10,147
Thereafter	88,359

$147,660

A portion of the Company’s goodwill and identifiable intangible assets was allocated to its operations outside the United States. The translation adjustment associated with identifiable intangible assets of the Company’s foreign operations increased net intangible assets by $0.4 million for the year ended December 31, 2012 and decreased net intangible assets by $0.2 million for the year ended December 31, 2011. The following table displays the changes in goodwill for the years indicated (in thousands):

	2012	2011
Balance at beginning of year	$241,771	$242,148
Acquisition	—	64
Contingent payment for previously acquired businesses	—	200
Translation adjustment	898	(641)

Balance at end of year	$242,669	$241,771

The Company’s goodwill was predominantly created as of January 26, 2007 by the Onex Acquisition. Additional goodwill was created by the acquisitions of Hanson in September 2008, Total Mill Services in May 2010, Keystone Systems Inc. in April 2011, and by contingent payments for previously acquired businesses. The Company recorded an impairment charge in 2009 reducing the value of its goodwill by $55.0 million.

During 2012, the Company did not record any impairment charge related to its goodwill. The Company tested for impairment on October 1, 2012, its annual test date. There were no events that triggered any additional impairment tests during 2012. In testing for impairment, the Company estimates the fair values of its reporting units under the income and market approaches.

The income approach was based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for each reporting unit was estimated using future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A four percent perpetual growth rate was used to arrive at the estimated future terminal value. A discount rate of 10% was used for the Mill Services Group reporting unit, and a discount rate of 12% was used for the Raw Material and Optimization Group reporting unit, both of which were based upon the cost of capital of other comparable companies adjusted for company specific risks.

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

As of December 31, 2012, the Mill Services Group and the Raw Material and Optimization Group have $162.6 million and $80.1 million of goodwill, respectively. The 2012 annual goodwill impairment test indicated that the estimated fair value of the Mill Services Group and the Raw Materials and Optimization Group exceeded their carrying values by approximately 86% and 153%, respectively. The estimates of fair value of a reporting unit under the income approach are based on a discounted cash flow analysis which requires the Company to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If business conditions change or other factors have an adverse effect on our estimates of discounted future cash flows, assumed growth rates or discount rates, future tests of goodwill impairment may result in additional impairment charges.

Note 11—Debt

Debt is summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
ABL facility	$—	$—
Invoice discounting facility	—	159
Senior secured term loan due 2019, net of original issue discount of $2,664	295,086	—
Senior secured term loan due 2014	—	157,163
Senior subordinated notes	—	223,000
Loans from noncontrolling interests	4,341	5,275
Bank term loan facility	14,958	—
Capital equipment leases, installment notes and other	2,008	2,672

Total indebtedness	$316,393	$388,269

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	December 31, 2012	December 31, 2011
Revolving borrowings	$—	$159
Current portion of long-term debt	8,395	3,585
Long-term debt	303,657	379,250
Loans from noncontrolling interests	4,341	5,275

Total indebtedness	$316,393	$388,269

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

As of December 31, 2012, the eligible accounts receivable, inventory and equipment that comprise the collateral under the ABL facility supported a gross borrowing base of $301.5 million. At December 31, 2012, there were no borrowings outstanding under the ABL facility and $16.8 million letters of credit outstanding against the facility, leaving a net available balance of $284.7 million. The ABL facility allows for eligible equipment to provide borrowing base capacity under the facility and the ABL lenders have a first lien on the domestic and Canadian equipment of the Company. The Company expects to add up to approximately $40 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with agent for the ABL lenders. The Company believes the ABL facility and other sources of liquidity are adequate to fund its operations, but is carefully monitoring the global economic environment and its impact on its customers’ procurement volumes, which could affect its liquidity.

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

Bank Term Loan Facility

In addition to equity and loan funding from its shareholders, the Company’s South African subsidiary (the “South African Subsidiary”) has entered into a term loan agreement with a South African bank (“Bank term loan facility”). The South African Subsidiary received 30.0 million Rand ($3.6 million USD) in proceeds in the second quarter of 2012 and 100.0 million Rand ($11.5 million USD) in proceeds in the fourth quarter of 2012 from such loan. The loan carries interest at the South African prime rate minus 0.8% and is payable in South African Rand. The loan is subject to financial covenants based on the results of operations of the South African Subsidiary. The loan is non-recourse to the Company and to any subsidiary or affiliate of the Company other than the South African Subsidiary.

Capital Leases

From time to time, the Company enters into lease arrangements with unrelated parties to finance the acquisition of equipment used on its job sites. Determinations of whether each arrangement should be treated as a capital or operating lease are made by applying the rules of ASC Topic 840 on accounting for leases.

The following table sets forth the future minimum lease payments as of December 31, 2012, for all capital lease obligations (in thousands):

2013	$360
2014	123
2015	41
2016	—
2017	—

Total minimum lease payments	524
Amount representing interest	(23)

Present value of net minimum lease payments	501
Current maturities	(336)

Long-term capital lease obligation	$165

The Company entered into $0.3 million and $0.3 million of new capital leases during 2012 and 2011, respectively.

At December 31, 2012, principal due on the Company’s long-term debt and capital leases is as follows: 2013—$8.8 million, 2014—$5.9 million, 2015—$6.3 million, 2016—$6.3 million, 2017—$4.7 and $287.1 million thereafter.

Note 12—Derivative Financial Instruments

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

Interest Rate Risk

As part of its overall risk management strategy, the Company, from time to time, attempts to reduce the volatility in cash interest payments associated with its variable rate term debt. TCIMS had entered into interest rate swap agreements swapping its variable rate interest payment for fixed payments to reduce the volatility of cash requirements associated with its variable rate debt. In accordance with the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC, the Company designated its interest rate swaps as cash flow hedges of variable interest payments. In connection with its debt refinancing on March 20, 2012, the Company terminated its outstanding swap agreements. This termination occurred 10 days before the March 30, 2012 scheduled expiration of the swap agreements.

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

At the dates indicated, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

	Derivatives
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC	Balance Sheet Location	Fair Value
		December 31, 2012	December 31, 2011
Interest rate swaps	Other noncurrent liabilities	$—	$391

The interest rate swaps that became effective on April 1, 2010 settled on a monthly basis and the Company recorded Interest Expense for cash payments it made to its counterparties.

The Company recognized the following amounts related to its derivatives for the year ended December 31, 2012 and 2011, respectively (in thousands):

Derivatives designated as Cash Flow Hedges	Amount of gain (loss) recognized in OCI on derivative instruments			Amount of gain (loss) reclassified from accumulated OCI into income (expense)
	Year ended December 31,			Location of loss reclassified from accumulated OCI into expense	Year ended December 31,
	2012	2011	2010		2012	2011	2010
Interest rate swaps	$(6)	$(144)	$(1,262)	Interest expense	$(246)	$(1,006)	$(1,551)

The amount of gain (loss) recognized in Other Comprehensive Income (“OCI”) on derivatives is net of a deferred tax benefit of $0.1 million and $0.8 million for the years ended December 31, 2011 and December 31, 2010, respectively.

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

Note 13—Stockholders’ Equity

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

As of December 31, 2012, there were 14,564,928 shares of Class A Common Stock and 24,712,513 shares of Class B Common Stock outstanding. There were 12,894,333 shares of Class A Common Stock and 26,361,640 shares of Class B Common Stock outstanding at December 31, 2011.

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

Class A Preferred Stock—The Company has 22,000 shares of authorized Class A preferred stock with a par value of $0.001. On April 19, 2011, in connection with the Company’s initial public offering, all of the then outstanding shares of Class A preferred stock automatically converted into Class B Common Stock. There were no shares of Class A preferred stock outstanding at either December 31, 2012 or December 31, 2011.

The preferred Class A stock had an initial liquidation preference of $9,900 per share and carried an 8% accumulating, compounding dividend. The accumulated dividends were recorded as an increase to the liquidation value of the redeemable preferred stock and a decrease to capital in excess of par value to the extent available and then as an increase in accumulated deficit. During the years ended December 31, 2011 and 2010, the Company recorded accumulating dividends of $7.2 million and 15.7 million, respectively.

Note 14—Noncontrolling Interest

During the year ended December 31, 2012, the Company paid $0.3 million to acquire the shares owned by a non controlling partner of one of its subsidiaries. In so doing, the Company increased its ownership of the subsidiary from 60% to 100%.

Also during the year ended December 31, 2012, the Company paid $0.4 million to acquire a 60% interest in a new subsidiary with a non controlling partner paying $0.3 million to acquire a 40% interest. The new subsidiary was formed for the purpose of exploring business opportunities in certain regions and has limited operating activity.

In 2011, a noncontrolling partner formed a subsidiary in South Africa. The Company contributed 75% of the initial capital of the subsidiary and a noncontrolling partner contributed 25% of the initial capital. The subsidiary began operating activities in the first quarter of 2012.

Note 15—Stock-Based Compensation

Long Term Incentive Plan—Stock Options

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

The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the performance based options by amortizing each individual tranche over the estimated requisite service period. During the years ended December 31, 2012 and December 31, 2011, the Company recognized $1.8 million and $0.9 million, respectively, in share based compensation expense related to options issued under the Long Term Incentive Plan.

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

The following tables show the grants and forfeitures of options granted under the Long Term Incentive Plan during the year ended December 31, 2012.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2010	—	$—
Granted	519,390	13.00
Exercised	—	—
Forfeited	(11,400)	13.00

Options outstanding, December 31, 2011	507,990	$13.00	—	$—

Options vested and expected to vest, December 31, 2011	—	$—	—	$—

Options exercisable, December 31, 2011	—	$—	—	$—

Options outstanding, December 31, 2011	507,990	$13.00
Granted	386,500	11.18
Exercised	—	—
Forfeited	(18,350)	12.83

Options outstanding, December 31, 2012	876,140	$12.19	8.7	$514

Options vested and expected to vest, December 31, 2012	811,717	$12.19	8.7	$484

Options exercisable, December 31, 2012	49,282	$13.00	8.3	$—

Of the options outstanding at December 31, 2012, there were 438,070 options subject to a performance condition to be exercisable in addition to time based vesting. Of those subject to the performance condition, 246,320 would be exercisable if price of the Company’s common stock closed at $14.95 or higher on the day before exercise and 191,750 would be exercisable if the price of the Company’s common stock closed at $12,86 or higher on the day before exercise.

Of the 49,282 vested options, 24,641 are subject to a performance condition and may only be exercised if the price of the Company’s common stock closes at $14.95 or higher on the day before exercise.

As of December 31, 2012 outstanding, vested, stock options had no aggregate intrinsic value because the price of our common stock was less than the exercise price of the vested shares.

Long Term Incentive Plan—Restricted Shares

The Long Term Incentive Plan also provides for the issuance of restricted share units.

On July 11, 2012, the Company granted 21,468 shares of Class A Common Stock to independent members of its board of directors. The shares granted to a director will vest if the recipient remains installed on the Company’s board of directors on the day immediately prior to the Company’s 2013 annual stockholder meeting. Once vested, the recipient will have the right to sell 40% of the shares immediately, but the remaining 60% will be restricted from sale or transfer for three years after the vesting date. The shares were valued at $9.54 per share, which was the closing price on the date of grant. The Company recognized $0.1 million of share based compensation expense related to the award during 2012. As of December 31, 2012, the 21,468 shares that had been granted remained outstanding and unvested.

2007 Restricted Stock Plan

Effective February 28, 2007, TMS established the TMS International Corp. restricted stock plan and granted 447,228 shares of restricted stock to employees of the Company. On the grant date, 111,807 shares, 25% of the total grant, vested immediately and, so long as the recipients remain actively employed by the Company, the remaining shares were scheduled to vest in even 15% increments on each of the first five anniversary dates of the grant. The Company estimated the restricted shares had a fair value of $0.48 per share on the grant date based on the amount paid for its common stock during the acquisition of us by Onex. Share based compensation costs for the restricted stock before any modification of the award for years ended December 31, 2012, 2011 and 2010 were not material.

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

Note 16—Earnings per Share

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

As of December 31, 2012, the Company had outstanding 876,140 options to purchase shares of Class A Common Stock. The dilutive impact of those options is calculated using the treasury stock method.

The table below reconciles the basic weighted average shares outstanding to the dilutive weighted average shares outstanding for the periods indicated;

	Year ended December 31,
	2012	2011	2010
Basic average common shares outstanding	39,266,148	29,593,776	4,944,193
Dilutive effect of stock options outstanding	321	2,583	—

Diluted average common shares outstanding	39,266,469	29,596,359	4,944,193

Note 17—Fair Value of Financial Instruments

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

The fair value compared to the carrying value is summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Carrying value of financial instruments in:
Accrued expenses
Interest rate swaps	$—	$391

Long-term debt (includes current portion)
Senior secured term loan	$—	$157,163
Senior subordinated notes	—	223,000
Senior secured term loan due 2019, net of original issue discount	295,086	—
Bank term loan facility	14,958	—
Capital equipment leases, installment notes and noncontrolling partner loan	6,349	7,947

Total long-term debt	$316,393	$388,110

Fair value:
Accrued expenses
Interest rate swaps	$—	$391

Long-term debt (includes current portion)
Senior secured term loan	$—	$157,163
Senior subordinated notes	—	224,673
Senior secured term loan due 2019, net of original issue discount	295,086	—
Bank term loan facility	14,958	—
Capital equipment leases, installment notes and noncontrolling partner loan	6,349	7,947

Total long-term debt	$316,393	$389,783

Note 18—Operating Segments

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

To measure the operating performance of its segments, the Company uses Adjusted EBITDA, which is earnings before interest, taxes, depreciation and amortization adjusted to exclude certain infrequently occurring non-

cash charges including gains arising from debt extinguishment, goodwill impairment charges and recognition of cumulative translation adjustments. The Company uses Adjusted EBITDA to benchmark its performance against expected results, analyze year-over-year trends and to compare operating performance against its competitors.

In 2010, the Company moved certain departments among the reported segment when it moved certain departments between the Mill Services Group and its Administrative segment.

Information by reportable segment is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenue
Mill Services Group	$688,362	$663,110	$536,315
Raw Material and Optimization Group	1,837,771	1,998,313	1,494,257
Administrative(1)	57	48	58

	$2,526,190	$2,661,471	$2,030,630

Adjusted Earnings before interest, taxes, depreciation and amortization
Mill Services Group	$130,306	$117,511	$111,354
Raw Material and Optimization Group	52,387	51,044	41,994
Administrative(2)	(37,382)	(34,514)	(33,428)

	$145,311	$134,041	$119,920

Depreciation and amortization
Mill Services Group	$60,421	$51,153	$53,049
Raw Material and Optimization Group	378	429	421
Administrative	8,257	8,312	8,038

	$69,056	$59,894	$61,508

	December 31, 2012	December 31, 2011
Total Assets
Mill Services Group	$720,942	$568,530
Raw Material and Optimization Group	315,884	351,291
Administrative(3)	(27,032)	146,174

	$1,009,794	$1,065,995

Goodwill(4)
Mill Services Group	$162,551	$161,653
Raw Material and Optimization Group	80,118	80,118

	$242,669	$241,771

(1)	From time to time, the Company will generate revenue from miscellaneous activities not associated with either of its operating segments. Such revenue is included within the Administrative group and is not material to the Company’s total revenue.
(2)	Administrative costs include support costs that the Company does not allocate to other reportable segments because they are not considered by the Company to be directly related to the ongoing business activities of its other reportable segments.
(3)	Administrative assets consist principally of the following: in 2012 and 2011—cash, prepaid expenses, deferred financing costs, cash surrender value of officer life insurance and the Glassport, PA administrative office building, furniture and fixtures.
(4)	Mill Services Group goodwill consists of $217.6 of gross goodwill less $55 million of accumulated impairments. There are no accumulated impairments associated with the Raw Material and Optimization Group goodwill.

	Year ended December 31,
	2012	2011	2010
Capital Expenditures
Mill Services Group	$110,217	$79,857	$39,451
Raw Material and Optimization Group	252	430	—
Administrative	70	496	365

	$110,539	$80,783	$39,816

Revenue by geographic region is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenue
Domestic	$2,244,701	$2,446,191	$1,756,619
Canada	65,036	52,329	26,534
Europe	99,069	99,952	136,827
Central & South America	28,546	21,979	18,113
Asia	88,838	41,020	92,537

Total Foreign	281,489	215,280	274,011

	$2,526,190	$2,661,471	$2,030,630

Percentage of total revenue contributed by each class of service:

	Year ended December 31,
	2012	2011	2010
Mill Services Group	27.2%	24.9%	26.4%
Raw Material and Optimization Group	72.8%	75.1%	73.6%

	100.0%	100.0%	100.0%

The Company recorded $9.1 million, $7.8 million and $5.8 million of intersegment revenue from the Mill Services Group to the Raw Material and Optimization Group for the years ended December 31, 2012, 2011 and 2010, respectively. These sales were recorded at a transfer price that approximated the mid-point between cost and market. Those sales have been eliminated in the revenues reported by segment.

Revenue by type of services provided is as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Mill Services Group
Slag processing, Metal Recovery and Sales	$367.2	$319.1	$259.6
Scrap Management and Scrap Preparation	236.7	254.8	184.9
Semi-finished and Finished Material handling/Product handling	41.4	43.1	57.7
Surface Conditioning	30.0	30.9	24.7
Others	13.1	15.2	9.4

	$688.4	$663.1	$536.3

Raw Material and Optimization Group
Raw Materials Procurement	$1,831.1	$1,991.7	$1,487.4
Raw Materials Optimization	6.7	6.6	6.9

	$1,837.8	$1,998.3	$1,494.3

Revenue from each of two customers exceeded 10% of total revenue for at least one of the periods presented. Revenue by segment from those customers is as follows (in thousands):

	Customer 1	Customer 2	Aggregate Percentage of Total Revenue
Year Ended December 31, 2012
Mill Services Group	$80,834	$19,912	4.0%
Raw Material and Optimization Group	584,639	293,681	34.8%
Year Ended December 31, 2011
Mill Services Group	272,754	$25,216	11.2%
Raw Material and Optimization Group	456,566	288,153	28.0%
Year Ended December 31, 2010
Mill Services Group	221,875	27,673	12.3%
Raw Material and Optimization Group	429,025	171,609	29.6%

Reconciliation of income before income taxes to earnings before interest, taxes, depreciation and amortization and adjusted EBITDA is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Income before income taxes	$37,468	$39,316	$18,051
Plus:
Depreciation and amortization	69,056	59,894	61,508
Interest expense, net	26,125	32,201	40,361

Earnings before interest, taxes depreciation and amortization	132,649	131,411	119,920
Loss on early extinguishment of debt	12,300	581	—
Recognition of cumulative translation adjustment	362	—	—
Share based compensation associated with the IPO	—	1,304	—
Provision for Transition Agreement	—	745	—

Adjusted EBITDA	$145,311	$134,041	$119,920

Long-lived assets located outside the United States amounted to approximately 24% and 21% of total long-lived assets at December 31, 2012 and December 31, 2011, respectively.

Note 19—Significant Customers and Concentration of Credit Risk

The Company grants credit to its customers, which are principally engaged in the manufacture and processing of ferrous and nonferrous metal products. In 2012 each of 2 customers exceeded 10% of Total Revenue In 2011, each of two customers exceeded 10% of Total Revenue. In 2010 one customer of the Company exceeded 10% of Total Revenue. Revenue and percentage of gross revenue from those customers is as follows (in millions):

	Customer 1		Customer 2
		Percentage of Consolidated Gross Revenue		Percentage of Consolidated Gross Revenue
Year ended December 31, 2012	$665.5	26.3%	$313.4	12.4%
Year ended December 31, 2011	$722.5	27.1%	$313.7	11.8%
Year ended December 31, 2010	$650.9	32.1%	$199.6	9.8%

At December 31, 2012, Customer 1 from the table above accounted for $75.8 million of the Company’s receivables, and Customer 2 accounted for $27.8 million of the Company’s receivables. The Company reviews customers’ credit lines periodically and will, from time to time, require collateral in the form of deposits, accounts receivable puts, letters of credit, or credit insurance arrangements based on its assessment of individual customer’s credit worthiness.

The Company conducts business primarily in the United States. It also has customers in Canada and Asia and services mills in France, Belgium, Slovakia, the United Kingdom, Mexico, Trinidad, the Republic of South Africa, and the United Arab Emirates.

Note 20—Retirement Plans

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

Information on the Company’s defined benefit plans are as follows (in thousands):

United States Plans:

	December 31, 2012	December 31, 2011
Change in benefit obligations:
Benefit obligations at beginning of period	$21,968	$21,192
Service cost	—	—
Interest cost	956	1,040
Net actuarial losses	1,554	1,066
Benefits paid	(1,332)	(1,330)

Benefit obligations at end of period	$23,146	$21,968

Change in plan assets:
Fair value of plan assets at beginning of year	$15,432	$15,880
Actual return on assets	1,316	107
Employer contributions	1,116	825
Benefits paid	(1,332)	(1,330)
Plan expenses	(105)	(50)

Fair value of plan assets at end of year	$16,427	$15,432

Net accrued pension cost	$(6,719)	$(6,536)

Canadian Plans:

	December 31, 2012	December 31, 2011
Change in benefit obligations:
Benefit obligations at beginning of period	$4,435	$4,044
Service cost	181	181
Interest cost	258	248
Net actuarial losses	883	133
Benefits paid	(67)	(81)
Plan amendments	76	—
Obligations being settled	(545)	—
Translation adjustment	99	(90)

Benefit obligations at end of period	$5,320	$4,435

Change in plan assets:
Fair value of plan assets at beginning of year	$3,635	$3,722
Actual return on assets	334	(327)
Employer contributions	388	385
Benefits paid	(67)	(81)
Settlement payments	(545)	—
Translation adjustment	83	(64)

Fair value of plan assets at end of year	3,828	3,635

Net accrued pension cost	$(1,492)	$(800)

The accumulated other comprehensive income balances at the dates indicated include the following amounts (in thousands) related to the Company’s defined benefit pension plans:

United States Plans:

	December 31, 2012	December 31, 2011
Net actuarial (loss)	$(10,980)	$(10,340)

Canadian Plans:

	December 31, 2012	December 31, 2011
Net actuarial (loss)	$(1,610)	$(1,038)
Prior service cost	(158)	(89)

	$(1,768)	$(1,127)

For the years ended December 31, 2012, 2011 and 2010, the Company charged $1.3 million, $2.7 million and $2.8 million, respectively, of net actuarial losses to other comprehensive loss before any tax effect.

Accumulated benefit obligations for all plans at December 31, 2012 and December 31, 2011 were $28.1 million and $26.1 million, respectively. Except for one Canadian plan, the formulas used to determine the benefits under the Company’s defined benefit plans are not predicated on future salaries of the participants. Accordingly, for those plans, the projected benefit obligations are equal to the accumulated benefit obligations. For the one Canadian plan where the benefit formula depends on the future salaries of plan participants, the effect of projected future salary increases was $0.4 million as of December 31, 2012 and $0.3 million as of December 31, 2011.

Amounts recognized in the balance sheet at the following dates consist of (in thousands):

Other non-current liabilities:

	December 31, 2012	December 31, 2011
United States Plan	$(6,719)	$(6,536)
Canadian Plans	(1,492)	(800)

Total	$(8,211)	$(7,336)

The benefit obligations of each of the Company’s U.S. defined benefit plans exceeded the plan’s assets at December 31, 2012 and December 31, 2011. The benefit obligations for each of the Company’s Canadian defined benefit plans exceeded the plan assets at December 31, 2012 and December 31, 2011.

Net periodic pension cost (income) for defined benefit plans includes the following (in thousands):

United States Plans:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Service cost	$—	$—	$—
Interest cost	956	1,040	1,110
Expected return on plan assets	(1,231)	(1,518)	(1,426)
Net amortization and deferral	935	550	219

Net periodic pension cost (income)	$660	$72	$(97)

Canadian Plans:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Service cost	$181	$181	$125
Interest cost	258	248	220
Expected return on plan assets	(205)	(238)	(199)
Loss on settlement	154	—	—
Net amortization and deferral	34	5	2

Net periodic pension cost	$422	$196	$148

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

On December 31, 2012, the U.S. Plans’ assets were comprised of the following (in thousands):

Asset Category	Total	Fair Value Measurements at December 31, 2012
		Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & other short term	$811	$811	$—	$—
Exchange traded equity funds
U.S. large-cap	5,381	5,381	—	—
U.S. small-cap	538	538	—	—
International	1,155	1,155	—	—
Emerging markets	582	582	—	—
Other mutual and exchange traded funds	762	762	—	—
Bonds and Notes
Corporate obligations	3,391	3,391	—	—
U.S. Government agency bonds and notes	3,754	3,754	—	—
Foreign bonds and notes	53	53	—	—

Total	$16,427	$16,427	$—	$—

The plans’ investments include investments in mutual and exchange traded funds for which there is active trading in known exchanges and quoted prices for each fund in which the plan is invested. Investments also include investments in bonds and notes of both corporate and government agency issue which are also actively traded in known exchanges. Accordingly, these funds are included in Level 1.

On December 31, 2012, the Canadian Plans’ assets were comprised of the following (in thousands):

Asset Category	Total	Fair Value Measurements at December 31, 2012
		Quoted Price in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balanced Growth Fund	$3,828	$3,828	$—	$—

The Canadian plans are invested in a single balanced fund that is actively quoted, bought and sold daily in known exchanges. The fund is for institutional rather than individual investors, but is open to new institutional investors. As of December 31, 2012, the funds underlying investments were in Canadian equities (30%), U.S. equities (16%), other international equities (18%) notes and bonds (31%) and cash and other short term investments (5%).

The key assumptions used in accounting for the Company’s defined benefit plans were:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Discount rate to determine actuarial value of projected benefit for:
United States Plans	3.75%	4.50%	5.10%
Canadian Plans	4.50%	5.45%	5.80%
Expected annual long-term rate of return on plan assets:
United States Plans	7.00%	8.50%	8.50%
Canadian Plans	6.00%	6.00%	6.00%
Expected rate of increase in compensation:
Canadian Plans	3.50%	4.00%	4.00%

The expected long-term rate of return for the plans’ assets is based upon the expected return for each of the asset categories noted above. Expected long-term returns for equity securities are approximately 10%—11%, returns on fixed income and short-term investments are expected to average 4%—6% over the long-term.

Estimated contributions to be made in 2013 are $0.9 million, which consist primarily of minimum contributions required by ERISA regulations and Canadian government agencies. Estimated benefit payments over the next five years are: 2013—$1.3 million, 2014—$2.0 million, 2015—$1.5 million, 2016—$1.5 million and 2017—$1.8 million. Aggregate benefit payments for the five years from 2018 through 2022 are estimated at $9.6 million.

The Company also sponsors several defined contribution retirement plans for which contributions and costs are based on percentages of defined earnings of participating employees. Costs for these plans amounted to approximately $3.1 million, $3.0 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company participates in several multiemployer defined benefit pension plans in accordance with the terms of various collective bargaining agreements. Generally, the Company’s obligations for such plans is limited to making contributions to those plans in the amounts and at the times specified in the collective bargaining agreements. There is no requirement for the Company to provide additional funding to make up for plan shortfalls which could arise for a variety of reasons. However, if the Company were to withdraw from certain plans it may be subject to a negotiated settlement with the plan related to such withdraw. Annual costs for these plans amounted to $5.8 million, $5.3 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred $2.9 million, $2.7 million and $2.5 million, respectively, of costs related to contributions to the Midwest Operating Engineers Pension Trust Fund (EIN # 36-6140097). The fund’s plan year ends on March 31 and for the year ended March 31, 2012 it received over $138.0 million in contributions from participating employers. The Company’s contributions to the plan have been less than 5% of the total contributions to the plan for each of the last 3 plan years. Under ERISA, as amended by the Pension Protection Act of 2006, the plan was certified to be in the “yellow zone” for the plan year beginning April 1, 2009. However, the trustees of the plan, pursuant to the Worker, Retiree and Employer Recovery Act of 2008, elected to freeze the status based on the 2008 certification (safe status) For the plan years beginning April 1, 2010 and 2011, the plan was certified to be in the “green zone”. The plan has been categorized in the “yellow zone” for the plan year beginning April 1, 2012. The plan’s sponsor will adopt a funding improvement plan on or before February 28, 2013 designed to improve the Pension Plan’s funded position. The Company participates in that plan based on a collective bargaining agreements that covers approximately 185 employees that expires on April 30, 2012 and on a collective bargaining agreement that covers 8 people that expires on December 31, 2013. The Company contributed less than $1.0 million to each of the other of the multiemployer defined benefit pension plans in which it participates.

The Company also participates in several defined contribution multiemployer plans that provide health care and other welfare benefits to certain unionized employees during their working lives and after retirement. Annual costs for these plans amounted to approximately $8.4 million, $7.1 million and $6.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, the Company’s largest contribution to a health and welfare plan consisted of $4.2 million contributed to the Midwest Operating Engineers Retiree Medical Savings Plan, a defined contribution plan. The Company contributed less than $1.0 million to each of the other multiemployer health and welfare benefit plan in which it participates.

At December 31, 2012, approximately 47% of the Company’s North American workforce was represented by various unions. Labor agreements with these unions expire periodically through May 2017. Approximately 10% of our North American hourly employees are covered by collective bargaining agreements that expire in 2013.

The Company has several defined benefit post-employment plans that provide varying amounts of medical and death benefits, primarily to retired employees. The plans are not funded; the Company pays post-employment benefits as required for individual participants.

The following is a detail of the net post-employment benefits other than pension expense for the Company (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Service cost	$285	$269	$192
Interest cost	218	330	345
Amortization of unrecognized actuarial (gain) loss	(172)	59	11

Net periodic cost	$331	$658	$548

The following sets forth the changes in the benefit obligations during the periods and reconciles the funded status of the post-employment health care plans with the amounts recognized in the consolidated balance sheets (in thousands). The post-employment plans are unfunded:

	December 31, 2012	December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$7,162	$6,620
Service cost	285	269
Interest cost	218	330
Net actuarial (gain) loss	(1,742)	263
Benefits paid	(260)	(325)
Plan participant contributions	6	5

Benefit obligations at end of period	$5,669	$7,162
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	254	320
Participant contributions	6	5
Benefits paid	(260)	(325)

Fair value of plan assets at end of year	$—	$—

Net accrued benefit cost	$(5,669)	$(7,162)

The accumulated other comprehensive income balances at the dates indicated include the following amounts (in thousands) related to the Company’s other post-retirement benefit plans:

	December 31, 2012	December 31, 2011
Net actuarial gain (loss)	$868	$(702)

Post-employment benefit obligations are included in the following balance sheet accounts (in thousands):

	December 31, 2012	December 31, 2011
Salaries, wages and related benefits	$363	$529
Other noncurrent liabilities	5,306	6,633

Total post-employment liabilities	$5,669	$7,162

Included in the accrued post-employment benefit obligation at December 31, 2012 and December 31, 2011 were $1.5 million and $3.0 million, respectively, of post-employment obligations of IU International, an affiliate of the Company’s predecessor from whom the Company had assumed certain liabilities.

Assumptions used in accounting for the post-employment health care benefit plans were as follows for the periods ended:

	December 31, 2012	December 31, 2011
Weighted average discount rate	3.30%	4.50%
Health care cost trend rate assumed for next year	8.50%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Assumed health care cost trend rates can have a significant direct effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2012 (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$38	$(34)
Effect on post-employment benefit obligation	$294	$(262)

Note 21—Equity Investment

In December 2012, the Company paid 2.3 million to acquire 20% of the outstanding common and preferred shares of Lion Titco Resources (“LTR”), a Malaysian entity that provides steel mill services to a facility in Banting, Malaysia. The Company accounts for its investment under the equity method. The value of the Company’s investment in LTR exceeds 20% of the net assets of LTR by $0.4 million. At the time of the Company’s acquisition, LTR had substantially completed a pre-operating period in which it incurred the necessary expenses and capital expenditures to construct a metal recovery facility at the customer site in Banting. The Company believed that the fair value of LTR exceeded its net asset value and therefore paid an amount that exceeded a proportional share of the net book value.

Note 22—Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash paid during the period for:
Interest	$31,064	$30,284	$33,521
Income taxes	7,542	1,854	3,266
Non-cash investing and financing activities:
Financed equipment acquisitions:
Change in property, plant and equipment	232	254	322
Change in current liabilities	62	72	72
Change in long term debt	170	182	250
Financed insurance premiums:
Change in prepaid and other current assets	1,319	1,862	1,467
Change in current liabilities	1,319	1,862	1,467
Change in noncurrent assets	869	583	—
Change in long term debt	450	583	—

Amortization in the consolidated statement of cash flows includes amortization of non-cash interest costs, deferred charges and certain intangibles.

Note 23—Commitments and Contingencies

The Company leases certain equipment, primarily machinery and equipment, under non-cancelable operating leases, which expire at various dates through the year 2017. Leases generally include end of term options that allow for return of the equipment, lease renewal for additional periods or purchase of the equipment at its then fair value. Rent expense was $2.6 million in 2012, $2.4 million in 2011, and $2.7 million in 2010. At December 31, 2012, the Company had commitments for capital additions totaling $10.4 million.

Future minimum lease payments due under non-cancelable operating leases subsequent to December 31, 2012 are as follows (in thousands):

2013	$2,720
2014	2,036
2015	1,841
2016	1,357
2017	196
Thereafter	—

$8,150

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

The Company is a party to lawsuits, litigation and proceedings arising in the normal course of business, including, but not limited to regulatory, commercial and personal injury matters. While the precise amount of loss, if any, is not presently determinable, the Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has agreements with certain officers and other employees of the Company. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. These termination benefits will be accounted for when it becomes probable that the event giving rise to the termination benefit will transpire. During 2012, we recognized $0.8 million worth of termination benefits for individuals who separated from the Company. Also, we have two senior executives who entered into employment agreements in the third quarter of 2011 that provide guaranteed severance benefits at the completion of the contracts. We are accruing the cost of those benefits over the life of the respective contracts and we recognized $1.0 million and $0.4 million of related expense for the years ended December 31, 2012 and December 31, 2011, respectively. The aggregate commitment for potential future benefits for which it is not probable that the event giving rise to the termination benefit will transpire was approximately $8.1 million as of December 31, 2012.

Note 24—Gain on Disposition of Property, Plant and Equipment

From time to time, the Company disposes of property, plant and equipment that is in excess of its operating needs or is replaced for efficiency of operations. The Company records the net gain or loss on disposition of property, plant and equipment as a component of Selling, General and Administrative Expenses. In 2012, the Company recorded a net loss of approximately $0.1 million. In 2011, the Company recorded a net loss of $0.3 million. In 2010, the Company recorded a net gain of $0.4 million.

Note 25—Related Party Transactions

The Company’s series 2008 promissory notes were issued to Onex and to members of the Company’s board of directors, senior management team and certain other employees who also have an equity interest in the Company. They earned interest on those notes totaling $1.0 million and $7.4 million during 2011 and 2010, respectively. The notes were redeemed in April 2011 in connection with the Company’s initial public offering.

The Company incurred management fees to an affiliate of its majority owners, Onex Partners II LP, totaling approximately $1.0 million in each of 2012, 2011 and 2010.

Note 26—Commercial Arbitration Award

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

On May 31, 2012, the Buyer Entities and various other subsidiaries and affiliates filed for protection under the U.S. Bankruptcy Code. At that date, the remaining balance of the arbitration award plus fees and costs, as restated to $16.3 million based on the loss of the discount owed to the Company, was $4.8 million. That balance is an unsecured claim in the bankruptcy proceedings of the Buyer Entities. The Company does not expect to recognize any further income from this award. In February 2013, RG Steel Wheeling, LLC, the entity against whom the Award was entered, and various affiliated companies, including RG Steel Sparrows Point, LLC and RG Steel Warren, LLC ( collectively, the “Plaintiffs”), filed adversary actions against the Company asserting causes of action under the preference and fraudulent transfer sections of the Bankruptcy Code with respect to transfers alleged to have been received by the Company from the Plaintiffs prior to the filing of the bankruptcies. The above described complaints are generic, in nature, and at this juncture, prevent the Company from accurately assessing the extent to which the relief sought relates to payments received or set offs asserted by the Company in respect of the award; nonetheless, the Company believes that it has meritorious defenses to any such claims. The Company has not reserved with regard to such claims.

During the twelve months ended December 31, 2012 and December 31, 2011, the Company recorded $5.1 million and $3.8 million, respectively, against the arbitration award and incurred contingent legal fees of $1.0 million and $0.6 million, respectively.

Note 27—Selected Interim Financial Data—Unaudited and Quarterly Trends

Selected Interim Financial Data—Unaudited

(dollars in thousands, except per share data)

	Three months ended				Three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total Revenue	$536,826	$573,051	$669,354	$746,958	$617,546	$709,214	$670,751	$663,960
Income from operations	16,632	17,960	21,108	20,574	16,389	18,660	17,305	19,744
Income before taxes	10,139	11,971	15,185	173	7,983	10,868	9,398	11,067
Net income	6,248	10,051	9,710	113	5,617	6,371	5,701	6,217
Net income attributable to common stockholders	6,064	9,820	9,784	411	6,149	6,505	4,500	322
Net income per diluted share	0.15	0.25	0.25	0.01	0.16	0.17	0.13	0.07

Note 28—Subsequent Event

On February 15, 2013, the Term Loan Facility lenders informed TCIMS that they agreed to approve certain amendments to the Term Loan Facility (the “Amendment”). The Amendment is expected to become effective on March 21, 2013, immediately following the first anniversary of the Term Loan Facility’s issuance, to utilize the more favorable repricing options available at such time. Under the Amendment, in addition to certain changes to the Term Loan Facility’s restrictive covenants, the applicable margin used to calculate the amount of interest payable on borrowings under the Term Loan Facility would be reduced. Borrowings under the Term Loan Facility currently bear interest at a rate equal to an applicable margin plus, at TCIMS’ option, either (a) a base rate calculated in a customary manner (which will never be less than the adjusted Eurodollar rate plus 1%) or (b) an adjusted Eurodollar rate calculated in a customary manner (with a floor of 1.25%). The applicable margin is currently 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to Eurodollar rate borrowings. Once the Amendment becomes effective, the applicable margin will be 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, and the interest rate floor with respect to Eurodollar rate borrowings will be reduced to 1.00%. Prior to the closing, the Company cannot assure that the Amendment will become effective.