Form 10-Q
period 2013-03-31
TMS International Corp.
filed 2013-05-08
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

14,727,085 shares of Class A Common Stock, $0.001 par value per share, and 24,550,356 shares of Class B Common Stock, $0.001 par value per share, were outstanding as of the close of business on May 2, 2013.

i

Explanatory Note

Unless the context otherwise indicates or requires, as used in this report for the quarterly period ended March 31, 2013 (the “Quarterly Report”), references to:

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

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Quarter ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue:
Revenue from Sale of Materials	$453,630	$612,659
Service Revenue	135,965	134,299

Total Revenue	589,595	746,958
Costs and Expenses:
Cost of Raw Materials Shipments	433,791	591,058
Site Operating Costs	101,668	101,846
Selling, General and Administrative Expenses	15,821	17,261
Depreciation	15,796	13,166
Amortization	3,083	3,053

Total Costs and Expenses	570,159	726,384
Income from Operations	19,436	20,574
Interest Expense, Net	(5,973)	(8,101)
Loss from equity investment	(43)	—
Loss on Modification and Early Extinguishments of debt	(1,102)	(12,300)

Income Before Income Taxes	12,318	173
Income Tax Expense	(4,261)	(60)

Net Income	8,057	113
Net loss attributable to noncontrolling interests	6	298

Net income attributable to TMS International Corp. common stock	$8,063	$411

Net Income per Share:
Basic	$0.21	$0.01
Diluted	$0.21	$0.01
Average Common Shares Outstanding:
Basic	39,277,441	39,255,973
Diluted	39,330,737	39,255,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

	TMS International		Noncontrolling Interests		Total
	Quarter ended March 31		Quarter ended March 31		Quarter ended March 31
	2013	2012	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$8,063	$411	$(6)	$(298)	$8,057	$113

Other comprehensive income, net of tax:
Changes in foreign currency translation	(4,067)	4,359	(114)	102	(4,181)	4,461
Net change from periodic revaluations	—	(6)	—	—	—	(6)
Net amount reclassified to earnings	342	246	—	—	342	246

Total other comprehensive (loss) income, net of tax	(3,725)	4,599	(114)	102	(3,839)	4,701

Comprehensive income (loss)	$4,338	$5,010	$(120)	$(196)	$4,218	$4,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,276	$26,936
Accounts receivable, net of allowance for doubtful accounts of $2,951 and $3,038, respectively	280,251	280,472
Inventories	58,956	50,520
Prepaid and other current assets	21,254	22,757
Deferred tax asset	7,108	7,485

Total current assets	397,845	388,170
Property, plant and equipment, net	217,933	214,668
Equity investment	2,192	2,235
Deferred financing costs, net of accumulated amortization of $2,327 and $1,863, respectively	9,348	10,069
Goodwill	241,554	242,669
Other intangibles, net of accumulated amortization of $74,842 and $72,012, respectively	146,661	147,885
Other noncurrent assets	4,087	4,098

Total assets	$1,019,620	$1,009,794

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$252,351	$251,941
Salaries, wages and related benefits	23,612	29,274
Current taxes payable	408	964
Accrued expenses	17,363	18,284
Revolving bank borrowings	13,500	—
Current portion of long-term debt	7,492	8,395

Total current liabilities	314,726	308,858
Long-term debt	303,563	303,657
Loans from noncontrolling interests	3,094	4,341
Deferred tax liability	60,066	58,192
Other noncurrent liabilities	26,285	27,704

Total liabilities	707,734	702,752
Stockholders’ equity:
Class A Common Stock; 200,000,000 shares authorized, $0.001 par value per share; 14,578,332 and 14,564,928 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	14	14
Class B Common Stock; 30,000,000 shares authorized, $0.001 par value per share; 24,699,109 and 24,712,513 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	25	25
Capital in excess of par value	436,985	436,359
Accumulated deficit	(114,091)	(122,154)
Accumulated other comprehensive loss	(12,688)	(8,963)

Total TMS International Corp. stockholders’ equity	310,245	305,281
Noncontrolling interests	1,641	1,761

Total stockholders’ equity	311,886	307,042

Total liabilities and stockholders’ equity	$1,019,620	$1,009,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except share and per share data)

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$8,057	$113
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and Amortization	18,879	16,219
Amortization of deferred financing costs and original issue discount	617	747
Deferred income tax	2,907	(4)
(Recovery) provision for bad debts	(87)	226
Gain (loss) on the disposal of equipment	43	(165)
Non-cash share-based compensation cost	626	322
Equity loss	43	—
Loss on modification and early extinguishment of debt	1,102	12,300
Increase (decrease) from changes in:
Accounts receivable	308	(47,247)
Inventories	(8,436)	(14,257)
Prepaid and other current assets	58	5,604
Other noncurrent assets	11	(348)
Accounts payable	410	48,905
Accrued expenses	(7,139)	(14,227)
Other noncurrent liabilities	(1,078)	99
Other, net	(1,517)	1,503

Net cash provided by operating activities	14,804	9,790

Cash flows from investing activities:
Capital Expenditures	(20,579)	(33,153)
Software and systems expenditures	(2,366)	(71)
Proceeds from sale of equipment	78	271
Contingent payment for acquired business	—	(131)
Cash flows related to IU International, net	—	(27)

Net cash used in investing activities	(22,867)	(33,111)

Cash flows from financing activities:
Revolving credit facility borrowing (repayments), net	13,500	25,142
Debt issuance and termination fees	(772)	(13,630)
Repayment of debt	(3,185)	(380,732)
Proceeds from debt issuance, net of original issue discount	2,250	297,000
Payments to acquire noncontrolling interest	—	(231)
Borrowings from noncontrolling interests	—	1,917
Contributions from noncontrolling interest	—	269

Net cash provided by (used in) financing activities	11,793	(70,265)
Effect of exchange rate on cash and cash equivalents	(390)	232

Cash and cash equivalents:
Net increase (decrease) in cash	3,340	(93,354)
Cash at beginning of period	26,936	108,830

Cash at end of period	$30,276	$15,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1—Nature of Operations

TMS International Corp. ( the “Company”) through its subsidiaries, including TCIMS, is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at 81 customer sites in 12 countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For the three-month period ending March 31, 2012, $0.2 million dollars of selling, general and administrative expenses were recorded as an increase to non-current liabilities. The amount was subsequently reclassified as an increase to other comprehensive income and accumulated other comprehensive income. Operating results for the first three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for future periods.

Note 3—Earnings per Share

The calculation of basic net income (loss) per share for each period is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares plus potential common shares outstanding during the period, but only to the extent that such potential common shares are dilutive.

The table below reconciles the basic weighted average shares outstanding to the dilutive weighted average shares outstanding for the periods indicated:

	Quarter ended March 31
	2013	2012
Basic average common shares outstanding	39,277,441	39,255,973
Dilutive effect of stock options outstanding	53,296	—

Diluted average common shares outstanding	39,330,737	39,255,973

As of March 31, 2013, options to purchase 1,360,960 shares of Class A Common Stock were issued and outstanding. The dilutive impact of those options is calculated using the treasury stock method.

Note 4—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Scrap iron and steel	$20,013	$26,183
Goods in transit	26,345	11,926
Spare parts and supplies	12,598	12,411

Total inventories	$58,956	$50,520

Note 5—Income Taxes

The income tax expense for the three months ended March 31, 2013 and 2012 reflects a year-to-date effective tax rate of 34.6% and 34.9%, respectively, and a 2013 estimated annualized effective tax rate, excluding discrete items, of 30.2%. The income tax expense for the three months ended March 31, 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of expected pre-tax income for the year. The difference between the estimated annualized effective tax rate and the year-to-date effective tax rate is caused by discrete items including the immediate recognition of the anticipated impact of a tax law change in South Africa. The expense recorded reflects management’s current best estimate of the effect of the law change, but may be subject to further adjustment as we continue to analyze the expected application of the new law. The estimated effective tax rates for 2013 and 2012 differ from the United States federal statutory rate of 35.0% due principally to state taxes, foreign taxes and permanent differences related to nondeductible marketing expenses.

Accounting for Uncertainty in Income Taxes

As of March 31, 2013 and December 31, 2012, the Company’s liability equaled $1.2 million for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The total amount of interest and penalty recognized related to uncertain tax positions as of March 31, 2013 and 2012 was not material. The tax years 2009-2012 remain open to examination by the major taxing jurisdictions where the Company conducts business.

Note 6—Debt

Debt is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
ABL facility	$13,500	$—
Senior secured term loan due 2019, net of original issue discount $2,438 and $2,664, respectively	296,812	295,086
Loans from noncontrolling interests	3,094	4,341
Bank term loan facility	12,917	14,958
Capital equipment leases, installment notes and other	1,326	2,008

Total indebtedness	$327,649	$316,393

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Revolving borrowings	$13,500	$—
Current portion of long-term debt	7,492	8,395
Long-term debt	303,563	303,657
Loans from noncontrolling interests	3,094	4,341

Total indebtedness	$327,649	$316,393

2013 Repricing Amendment

On March 21, 2013, TCIMS, the Company’s wholly owned subsidiary, and certain other of its subsidiaries entered into Amendment No. 1 (the “Amendment”) to TCIMS’s outstanding senior secured Term Loan B credit agreement (the “Existing Term Loan Agreement” and, as amended by the Amendment, the “Amended Term Loan”) among TCIMS, as borrower, certain other subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto.

Pursuant to the Amendment, the applicable margin used to calculate the amount of interest payable on borrowings under the Amended Term Loan has been reduced. Prior to the amendment, borrowings under the Existing Term Loan Agreement bore interest at a rate equal to an applicable margin plus, at TCIMS’ option, either (a) a base rate calculated in a customary manner (which would never be less than the adjusted Eurodollar rate plus 1%) or (b) an adjusted Eurodollar rate calculated in a customary manner (with a floor of 1.25%). The applicable margin under the Existing Term Loan Agreement was 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to Eurodollar rate borrowings. Pursuant to the Amendment, the applicable margin has been amended to be 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, and the interest rate floor with respect to Eurodollar rate borrowings has been reduced to 1.00%.

In connection with the Amendment, the Company received $2.25 million in proceeds bringing the principal amount of the Term Loan back to $300.0 million. The Company incurred a $1.1 million loss on debt extinguishment and modification associated with the amendment. The loss on debt extinguishment and modification was comprised of $0.7 million of fees paid in connection with the transition and a $0.4 million write-off of unamortized deferred issuance cost and original issue discount.

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

As of March 31, 2013, the eligible accounts receivable, inventory and equipment that comprise the collateral under the ABL facility supported a gross borrowing base of $275.5 million. At March 31, 2013, there was $13.5 million in borrowings drawn under the ABL facility and $49.2 million letters of credit outstanding against the facility, leaving a net available balance of $212.8 million. The ABL facility allows for eligible equipment to provide borrowing base capacity under the facility and the ABL lenders have a first lien on the domestic and Canadian equipment of the Company. The Company expects to add up to approximately $20 million of additional equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with the agent for the ABL lenders. The Company believes the ABL facility and other sources of liquidity are adequate to fund its operations, but is carefully monitoring the global economic environment and its impact on its customers’ procurement volumes, which could affect its liquidity.

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

Senior Secured Term Loan due 2019

In the 2012 refinancing described above, the Term Loan Facility replaced TCIMS’ then existing senior secured term loan credit facility among TCIMS, Metal Services, certain other subsidiaries party thereto, Credit Suisse (a/k/a Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent, and the other agents and lenders party thereto from time to time. No prepayment penalties or fees were assessed in connection with the prepayment of the existing term loan facility, which was due to mature on January 25, 2014.

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

The Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the Term Loan Facility, which is March 20, 2019. TCIMS may prepay amounts outstanding under the Term Loan Facility at any time. If such prepayment is made as a result of certain refinancing or repricing transactions within one year following the closing date, TCIMS will be required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. Subject to certain exceptions, the Term Loan Facility requires TCIMS to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of excess cash flow, which percentage is based upon TCIMS’ total net first lien senior secured leverage ratio.

After the March 21, 2013 Amendment, borrowings under the Term Loan Facility bear interest at a rate equal to an applicable margin plus, at TCIMS’ option, either (a) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1%) or (b) an adjusted eurodollar rate calculated in a customary manner (with a floor of 1.00%). The applicable margin is 2.75% per annum with respect to base rate borrowings and 3.75% per annum with respect to eurodollar rate borrowings.

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

At the dates indicated, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC		March 31, 2013	December 31, 2012
Interest rate swaps	Other noncurrent liabilities	$—	$—

The interest rate swaps that became effective on April 1, 2010 settled on a monthly basis and the Company recorded Interest Expense for cash payments it made to its counterparties.

The Company recognized the following amounts related to its derivatives for the first quarter ended March 31, 2013 and 2012, respectively (in thousands):

	Amount of gain (loss) recognized in OCI on derivative instruments			Amount of loss reclassified from accumulated OCI into expense
Derivatives in the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC Cash Flow Hedging Relationship	Quarter ended March 31,		Location of loss reclassified from accumulated OCI into expense	Quarter ended March 31,
	2013	2012		2013	2012
Interest rate swaps	$—	$(7)	Interest Expense	$—	$247

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

The Company is also continuing to increase its international raw materials procurement activities and may encounter transactions where the related purchase and sale of materials are in different currencies. In those cases, the Company will evaluate its exposure and may enter into additional foreign currency forward agreements to protect its margin on those transactions. The Company will also continue to monitor other risks; including risks related to commodity pricing and, in the future, may use derivative instruments to mitigate those risks as well.

Note 8—Stockholders’ Equity

Common Stock—

As of March 31, 2013, there were 14,578,332 shares of Class A Common Stock and 24,699,109 shares of Class B Common Stock outstanding. There were 14,564,928 shares of Class A Common Stock and 24,712,513 outstanding at December 31, 2012.

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

Accumulated Other Comprehensive income (loss)—

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2013 are as follows:

		Pension
		and post
	Foreign	retirement
	currency	benefit
In thousands	translation	plans	Total
Balance at December 31, 2012	$(1,402)	$(7,561)	$(8,963)
Other comprehensive income Before reclassifications	(4,067)	—	(4,067)

Amounts reclassified from accumulated other comprehensive income	—	342	342

Net current-period other comprehensive income	(4,067)	342	(3,725)

Balance at March 31, 2013	$(5,469)	$(7,219)	$(12,688)

The amounts reclassified from accumulated other comprehensive income were charged to selling, general and administrative expenses.

Note 9—Stock Based Compensation

Long Term Incentive Plan—Stock Options

In April 2011, the Company adopted the TMS International Corp. Long-Term Incentive Plan and registered 1,558,170 shares of Class A Common Stock to be available for awards. The plan provides for grants of stock-based awards to key employees and non-employee directors. The Company has had three grants of stock options under the Long Term Incentive Plan. On April 13, 2011, the date of the Company’s initial public offering, the Company granted 519,390 stock options. On April 13, 2012, the Company granted 386,500 stock options and on February 18, 2013, the Company granted 508,300 stock options. Each grant vests over four years with 10% vesting on the first anniversary date of the grant, 20% on the second anniversary, 30% on the third anniversary and 40% on the fourth anniversary. In addition to the time based vesting requirement, one-half the total grant is also subject to a market based exercisability requirement: For those options to be exercisable, the share price of the Company’s Class A Common Stock must close at 115% or more of the exercise price of the option on the day immediately preceding the exercise of the option. The 2011 grant has an exercise price of $13.00 per option and half the award is exercisable only when the stock price is $14.95 per share or greater. The 2012 grant has an exercise price of $11.18 and half the award is exercisable only when the stock price is $12.86 or greater. The 2013 grant has an exercise price of $13.35 and half the award is exercisable only when the stock price is $15.36 or greater.

For that portion of the awards that is subject to time based vesting only, the Company used the Black-Scholes option pricing model to value the options. The expected term of grant was determined using a “safe harbor” calculation provided in SAB 107 for entities without extensive historical data. The term is calculated as the mid-point between the vesting period and the contractual term of the option. The risk free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate was estimated based on forfeiture experience in the Company’s previous share based compensation plans. For the option grants in 2011 and 2012, the expected volatility was estimated based on the average volatility of the stock price of peer group companies that were identified based on their market capitalization, industry, stage of life cycle and capital structure. For the option grants in 2013 the expected volatility was estimated using a combination of peer group companies and the Company’s own historical volatility for the period from its initial public offering in April 2011 through the 2013 grant date.

For that portion of the award which is subject to the additional market based restriction, the Company completed a “Monte Carlo” simulation which simulates a distribution of stock prices throughout the contractual life of the option. The lookback period for the peer historical volatility used in the model is 10 years, since 10 years of prices must be simulated and the valuation was done in a risk-neutral framework using the 10-year risk-free rate.

The fair value of each type of award was calculated for each individual vesting tranche. The options granted, exercise price, minimum stock price required for exercisability, weighted-average fair value of each type of award, total weighted average fair value of options granted with the assumptions used in determining the fair values is:

	2013 Grant		2012 Grant		2011 Grant
	Time based vesting only	Time based vesting + market criteria	Time based vesting only	Time based vesting + market criteria	Time based vesting only	Time based vesting + market criteria
Options granted	254,150	254,150	193,250	193,250	259,695	259,695
Exercise price	$13.35	$13.35	$11.18	$11.18	$13.00	$13.00
Minimum stock price for exercise	N/A	$15.36	N/A	$12.86	N/A	$14.95
Weighted average fair value of grant	$7.42	$7.16	$5.77	$5.73	$6.84	$6.78
Total fair value of options granted (in thousands)	$1,885	$1,819	$1,115	$1,107	$1,776	$1,761
Risk free rate	1.27%	2.09%	1.27%	2.08%	2.59%	3.42%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected forfeiture rate	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Expected volatility	57.59%	53.26%	52.41%	49.16%	50.87%	48.32%
Expected term in years	6.50	6.58	6.50	6.59	6.50	6.59

The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the market based options by amortizing each individual tranche over the estimated requisite service period. During the three-month period ended March 31, 2013 and March 31, 2012, the Company recognized $0.6 million and $0.3 million, respectively, in share based compensation expense related to options issued under the Long Term Incentive Plan.

As of March 31, 2013 there were 1,360,960 stock options outstanding, of which 47,836 were vested. Of the vested total, 23,918 are subject to a performance condition and may only be exercised if the price of the Company’s common stock closes at $14.95 or higher on the day before exercise.

Long Term Incentive Plan—Restricted Shares

The Long Term Incentive Plan also provides for the issuance of restricted share units.

On July 11, 2012, the Company granted 21,468 shares of Class A Common Stock to independent members of its board of directors. The shares granted to a director will vest if the recipient remains installed on the Company’s board of directors on the day immediately prior to the Company’s 2013 annual stockholder meeting. Once vested, the recipient will have the right to sell 40% of the shares immediately, but the remaining 60% will be restricted from sale or transfer for three years after the vesting date. The shares were valued at $9.54 per share, which was the closing price on the date of grant. The Company recognized $0.1 million of share based compensation expense related to the award during the first quarter of 2013. As of March 31, 2013, the 21,468 shares that had been granted remained outstanding and unvested.

Note 10—Operating Segments

The Company has two reportable segments in addition to its Administrative Group; the Mill Services Group and the Raw Material and Optimization Group. The services provided under the Mill Services Group segment are performed at the Company’s customers’ sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at the Company’s customers’ sites and are not based on the underlying price of steel. In addition, these contracts typically include tiered pricing structures, with unit prices that increase as volume declines, and/or minimum monthly fees, each of which stabilizes the Company’s revenue in the event of volume fluctuations. The services provided to the Company’s customers under this segment include: (i) scrap management and preparation; (ii) semi-finished and finished material handling; (iii) metal recovery and slag handling, processing and sales; and (iv) surface conditioning. The services provided under the Raw Material and Optimization Group segment include: (i) raw materials procurement and logistics and (ii) proprietary software-based raw materials cost optimization.

Information by reportable segment is as follows (in thousands):

	Quarter ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenues, net of inter-segment revenues
Mill Services Group	$172,351	$180,070
Raw Material and Optimization Group	417,190	566,872
Administrative Group	54	16

	$589,595	$746,958

Adjusted earnings before interest, taxes, depreciation and amortization
Mill Services Group	$32,750	$32,417
Raw Material and Optimization Group	13,769	14,615
Administrative Group	(8,247)	(10,239)

	$38,272	$36,793

Depreciation and Amortization
Mill Services Group	$16,783	$14,109
Raw Material and Optimization Group	86	90
Administrative Group	2,010	2,020

	$18,879	$16,219

	March 31, 2013	December 31, 2012
	(unaudited)
Total assets
Mill Services Group	$735,119	$720,942
Raw Material and Optimization Group	313,215	315,884
Administrative Group	(28,714)	(27,032)

	$1,019,620	$1,009,794

	Quarter ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Percentage of total revenue contributed by each class of service:
Mill Services Group	29.2%	24.1%
Raw Material and Optimization Group	70.8%	75.9%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to income before tax for the periods indicated (in thousands):

	Quarter ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Adjusted earnings before interest, taxes, depreciation and amortization	$38,272	$36,793
Less: Depreciation and Amortization	(18,879)	(16,219)
Interest Expense	(5,973)	(8,101)
Loss on Modification and Early Extinguishment of debt	(1,102)	(12,300)

Income Before Income Taxes	$12,318	$173

Note 11—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense (benefit) recognized under the Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans Topic of FASB ASC (in thousands):

	Quarter ended March 31,
	2013	2012
	(unaudited)	(unaudited)
U.S. plans
Service cost	$—	$—
Interest cost	221	242
Expected return on plan assets	(305)	(308)
Net amortization	301	226

Net periodic pension costs-U.S. plans	217	160

Canadian plans
Service cost	59	53
Interest cost	61	63
Expected return on plans assets	(51)	(52)
Net amortization	15	11

Net periodic pension costs-Canadian plans	84	75

Other plans
Defined contribution	1,075	1,092
Multi-employer pension plans	1,453	1,409

Total other plans	2,528	2,501

Total net pension expense	$2,829	$2,736

The Company’s contributions to its defined benefit pension plans for the three months ended March 31, 2013 and 2012 were $0.1 million and $0.5 million, respectively.

For the full year 2013, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $0.9 million. The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Quarter ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Service cost	$83	$76
Interest cost	73	78
Net amortization	26	17

Net periodic costs	$182	$171

The Company does not expect to contribute to the other post-employment benefit plan in 2013 and intends to pay benefit claims as they become due. For the three months ended March 31, 2013 and March 31, 2012 other post-employment benefit payments were not material.

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

The fair value compared to the carrying value is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Carrying value of financial instruments in:
Long-term debt (includes current portion)
Senior secured term loan due 2019, net of original issue discount	$296,812	$295,086
Bank term loan facility	12,917	14,958
Capital equipment leases, installment notes and noncontrolling partner loan	4,420	6,349

Total long-term debt	$314,149	$316,393

Fair value:
Long-term debt (includes current portion)
Senior secured term loan due 2019, net of original issue discount	$296,812	$295,086
Bank term loan facility	12,917	14,958
Capital equipment leases, installment notes and noncontrolling partner loan	4,420	6,349

Total long-term debt	$314,149	$316,393

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

The Company has agreements with certain officers and other employees. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at March 31, 2013 was approximately $8.3 million.

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

On May 31, 2012, the Buyer Entities and various other subsidiaries and affiliates filed for protection under the U.S. Bankruptcy Code. At that date, the remaining balance of the arbitration award plus fees and costs, as restated to $16.3 million based on the loss of the discount owed to the Company, was $4.8 million. That balance is an unsecured claim in the bankruptcy proceedings of the Buyer

Entities. The Company does not expect to recognize any further income from this award. In February 2013, RG Steel Wheeling, LLC, the entity against whom the Award was entered, and various affiliated companies, including RG Steel Sparrows Point, LLC and RG Steel Warren, LLC ( collectively, the “Plaintiffs”), filed adversary actions against the Company asserting causes of action under the preference and fraudulent transfer sections of the Bankruptcy Code with respect to transfers alleged to have been received by the Company from the Plaintiffs prior to the filing of the bankruptcies. The above described complaints are generic, in nature, and at this juncture, prevent the Company from accurately assessing the extent to which the relief sought relates to payments received or set offs asserted by the Company in respect of the award; nonetheless, the Company believes that it has meritorious defenses to any such claims. The Company has not recorded a liability with regard to such claims.

During the three months ended March 31, 2013, the Company recorded no amounts related to the arbitration award. During the three months ended March 31, 2012, the Company recorded $2.0 million against the arbitration award and incurred related contingent legal fees of $0.3 million.

Note 15—Related-Party Transactions

The Company incurred and paid management fees and expenses incurred to an affiliate of its majority owner, Onex Partners II LP, totaling $0.3 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

Note 16—Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in fiscal 2013. We do not believe that ASU No. 2012-02 will have a material impact on our consolidated financial statements.

In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires reporting and disclosure about changes in accumulated other comprehensive income (AOCI) balances and reclassifications out of AOCI. For public companies, the ASU is effective prospectively for fiscal years and interim periods within those years beginning after 15 December 2012. The Company adopted this ASU in the first quarter of 2013 and the disclosure is presented in Note 8 – Stockholders’ Equity.

Note 17—Subsequent Event

On April 25, 2013, the Company announced approval of the initiation of a quarterly cash dividend. The first dividend of $0.10 per share will be payable on July 3, 2013 to stockholders of record as of the close of business on May 16, 2013. This is the first dividend declared by the company since its initial public offering in April 2011.

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

Results of Operations. This section provides a discussion of our results of operations for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three-month period ending March 31, 2013 compared to the three-month period ended March 31, 2012. This section also includes a discussion of our liquidity and Capital Expenditures.

Company Overview

We are the largest provider of outsourced industrial services to steel mills in North America as measured by revenue and have a substantial and growing international presence. We offer the most comprehensive suite of outsourced industrial services to the steel industry. Our employees and equipment are embedded at customer sites and are integral throughout the steel production process other than steel making itself. Our services are critical to our customers’ 24-hour-a-day operations, enabling them to generate substantial operational efficiencies and cost savings while focusing on their core business of steel making. We operate at 81 customer sites in 12 countries across North America, Europe, Latin America and the Middle East and our global raw materials procurement network spans five continents. Over the past 80 years we have established long-standing customer relationships and have served our top 10 customers, on average, for over 35 years. Our diversified customer base includes 12 of the top 15 largest global steel producers, including United States Steel, ArcelorMittal, Gerdau, Nucor, Baosteel, POSCO and Tata Steel.

We provide a broad range of services through two reporting segments: our Mill Services Group and our Raw Material and Optimization Group:

•

Mill Services Group. The services provided under this segment are performed at our customer sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at our customer sites and are not based on the underlying price of steel. In addition, many of our contracts include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. The services provided to our customers under this segment include: (1) scrap management and preparation; (2) semi-finished and finished material handling; (3) metal recovery and slag handling, processing and sales; and (4) surface conditioning. The revenues from these services appear in the line item “Service Revenue” on our statement of operations, and the costs associated therewith appear in “Site Operating Costs” on our statement of operations. Substantially all of our Capital Expenditures, whether Growth Capital Expenditures or Maintenance Capital Expenditures, are incurred in connection with the services provided by this segment. This segment also includes the results of operations at our location where we buy, process and sell scrap for our own account, which revenues are included in the line item “Revenue from Sale of Materials” on our statement of operations and the costs associated therewith appear in “Cost of Raw Materials Shipments” on our statement of operations. This location represented 3% of the Mill Services Group’s Adjusted EBITDA for the three months ended March 31, 2013. The Total Revenue and Cost of Raw Materials Shipments from this location will fluctuate based upon the underlying price of scrap.

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

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 28% and 27% of our first quarter 2013 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, outside of the U.S. and Canada. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Africa, Asia and the Middle East.

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

For the three months ended March 31, 2013, approximately 8% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 92% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

For the three months ended March 31, 2013, approximately 99% of our Service Revenue was generated by our Mill Services Group, and approximately 1% of our Service Revenue was generated by our Raw Material and Optimization Group.

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

Income (Loss) from Operations. Income (Loss) from Operations consists of Total Revenue less Total Costs and Expenses but does not include loss on modification and early extinguishment of debt, equity investments, Interest Expense, Net and certain other items that we believe are not indicative of future results.

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

Revenue from Sale of Materials

Raw materials procurement and logistics—In our raw materials procurement business, we generally engage in two types of transactions that require different accounting treatment. We evaluate the accounting treatment for these transactions based on their individual facts and circumstances, and we categorize them into two general groupings:

(1) Transactions where we purchase raw materials from a supplier and sell the raw materials to a customer, for which we invoice the customer for the full sale price of the goods. In this first type of transaction model, it is common for us to arrange for a sale to our customer and a matching purchase from our vendor almost simultaneously. During the three months ended March 31, 2013, approximately 91% of the Company’s raw material procurement activity by volume was made under this transaction model; and,

(2) Transactions where we arrange delivery of raw materials shipments to a customer directly from a supplier, for which we earn a contractually determined, volume based arranging fee. In this second type of transaction, we invoice the customer for our arranging fee (but not for the sale price of the goods, which is paid directly by the customer to the vendor). During the three months ended March 31, 2013, approximately 9% of the Company’s raw material procurement activity by volume was transacted under this model.

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

We recognize revenue from raw materials procurement sales when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or F.O.B. destination depending on terms of sale, or when we have the right to receive the contractual fee. Revenues from these sources are included in Revenue from Sale of Materials. During the three months ended March 31, 2013, approximately 91% of the Company’s raw material procurement activity by volume was made under the transaction model where the Company purchases raw materials from a supplier and sells the material to the customer acting as a principal in the transaction. During the three months ended March 31, 2013, approximately 9% of the Company’s raw material procurement activity by volume was transacted where the Company arranged for delivery of raw material for a customer directly from a vendor earning a contractually determined volume-based fee acting as an agent in the transaction. The volume-based fee is recorded as Revenue From Sale of Materials and there is no corresponding Cost of Raw Material Shipment in this transaction model.

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

Goodwill and Other Intangible Assets. Goodwill and other indefinite life intangible assets not subject to amortization are recorded at the lower of cost or implied fair value. Finite life intangible assets subject to amortization are recorded at cost less accumulated amortization provided on a straight-line basis over the intangible assets’ estimated useful lives. Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Indefinite life intangibles are evaluated for potential impairment whenever events or changes in circumstances indicate that an impairment may have occurred. ASC Topic 350, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment evaluation used to identify potential impairment compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired, and the second step of the impairment evaluation is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the evaluation must be performed to measure the goodwill impairment loss, if any. The second step of the evaluation compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess.

During 2012, we did not record any impairment charge related to goodwill. We tested for impairment on October 1, 2012, the annual test date. There were no events that triggered any additional impairment tests during 2012 or the first quarter of 2013. In testing for impairment, we estimate the fair values of our reporting units under the income and market approach.

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

As of March 31, 2013, the Mill Services Group and the Raw Material and Optimization Group had $161.5 million and $80.1 million of goodwill, respectively. The 2012 annual goodwill impairment test, as of October 1, 2012, indicated that the estimated fair value of our Mill Services Group and our Raw Material and Optimization Group exceeded their carrying values by approximately 86% and 153%, respectively. The estimates of fair value of a reporting unit under the income approach are based on a discounted cash flow analysis which requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If business conditions change or other factors have an adverse effect on our estimates of discounted future cash flows, assumed growth rates or discount rates, future tests of goodwill impairment may result in additional impairment charges.

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

Grants from Government Agencies. We recognize receivables for grants from government agencies when we are reasonably assured that the amounts will be received and when the conditions necessary to receive that grant have been fully achieved. We recognize the benefit of government grants in our statement of operations on a systematic and rational basis over the periods of consumption or commitment as applicable. In 2012, we received direct notice from the Department of Trade and Industry of the Republic of South Africa that we have met the conditions and will receive grants totaling approximately $5.2 million. The grant was for a combination of asset investment and job creation and saving and because there were multiple conditions to receiving the grant, we determined the appropriate treatment for the grant is to record the amount as deferred revenue and recognize it in revenue ratably over the life of our service contracts. For the three months ended March 31, 2013, we recognized $0.8 million and in the fourth quarter of 2012, we recognized $0.7 million related to the first year of our seven year contracts.

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

Share-Based Compensation. We established our Long-Term Incentive Plan in 2011. We account for share based payments under the plan at the fair value of the award on the date of grant or the date of modification of a grant. For grants that are subject to time-based vesting only, we recognize expense over the vesting period. For grants that are subject to time based vesting and a market condition, we recognize expense over the estimate requisite service period.

The Long-Term Incentive Plan also provides for the issuance of restricted shares. In July 2012, we issued 21,486 shares of Class A Common Stock to independent members of our board of directors. The grant date fair value of the shares was $0.2 million and the expense is being recognized over the requisite service period.

Results of Operations

Quarter ended March 31, 2013 compared to Quarter ended March 31, 2012

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Quarter ended March 31,		Variances
(dollars in thousands)	2013	2012	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$453,630	$612,659	$(159,029)	-26.0%
Service Revenue	135,965	134,299	1,666	1.2%

Total Revenue	589,595	746,958	(157,363)	-21.1%
Costs and expenses:
Cost of Raw Materials Shipments	433,791	591,058	(157,267)	-26.6%
Site Operating Costs	101,668	101,846	(178)	-0.2%
Selling, General and Administrative Expenses	15,821	17,261	(1,440)	-8.3%
Depreciation and Amortization	18,879	16,219	2,660	16.4%

Total costs and expenses	570,159	726,384	(156,225)	-21.5%

Income from Operations	19,436	20,574	(1,138)	-5.5%
Interest Expense, Net	(5,973)	(8,101)	2,128	-26.3%
Loss from equity investment	(43)	—	(43)	—
Loss on Early Extinguishment of Debt	(1,102)	(12,300)	11,198	—

Income Before Income Taxes	12,318	173	12,145	—
Income Tax Expense	(4,261)	(60)	(4,201)	—

Net Income	$8,057	$113	$7,944	—

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$589,595	$746,958	$(157,363)
Cost of Raw Materials Shipments	(433,791)	(591,058)	157,267

Revenue After Raw Materials Costs	$155,804	$155,900	$(96)	-0.1%

Mill Services Group:
Total Revenue	$172,351	$180,070	$(7,719)

	Quarter ended March 31,		Variances
(dollars in thousands)	2013	2012	$	%
	(unaudited)
Cost of Raw Materials Shipments	(35,389)	(43,711)	8,322

Revenue After Raw Materials Costs	$136,962	$136,359	$603	0.4%

Raw Material and Optimization Group:
Total Revenue	$417,190	$566,872	$(149,682)
Cost of Raw Materials Shipments	(398,394)	(547,339)	148,945

Revenue After Raw Materials Costs	$18,796	$19,533	$(737)	-3.8%

Administrative:
Total Revenue	$54	$16	$38
Cost of Raw Materials Shipments	(8)	(10)	2

Revenue After Raw Materials Costs	$46	$6	$40

Adjusted EBITDA:
Net Income	$8,057	$113	$7,944
Income Tax Expense	4,261	60	4,201
Interest Expense, Net	5,973	8,101	(2,128)
Loss on Early Extinguishment of Debt	1,102	12,300	(11,198)
Depreciation and Amortization	18,879	16,219	2,660

Adjusted EBITDA	$38,272	$36,793	$1,479	4.0%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$32,750	$32,417	$333	1.0%
Raw Materials and Optimization Group	13,769	14,615	(846)	-5.8%
Administrative	(8,247)	(10,239)	1,992	-19.5%

	$38,272	$36,793	$1,479	4.0%

Adjusted EBITDA Margin	24.6%	23.6%

Revenue from Sale of Materials. Revenue from Sale of Materials was $453.6 million for the first quarter of 2013 compared to $612.7 million for the first quarter of 2012. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $415.5 million or 92% of the Revenue from Sale of Materials in the first quarter of 2013, and $565.0 million or 92% in the first quarter of 2012. The remaining Revenue from Sale of Materials of $38.1 million in the first quarter of 2013 and $47.7 million in the first quarter of 2012 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from the Sale of Materials decreased 26.0%, and the cost to procure the materials decreased by 26.6% in the first quarter of 2013 compared to the first quarter of 2012. The decrease was driven by both a decrease in the market price of the raw materials we procure for and sell to our customers and by a decrease in the volume of material we procured or arranged for our customers. The market price of #1 heavy melt, an indicative grade of scrap, decreased approximately 14% in the first quarter of 2013 compared to the first quarter of 2012. The volume of material we procured or arranged for our customers also decreased driven by a 20% decrease in large vessel shipments and a decrease in our non-contractual domestic activity caused by lower steel production year-over-year.

Service Revenue. Service Revenue was $136.0 million in the first quarter of 2013 compared to $134.3 million in the first quarter of 2012, an increase of 1.2%. Service Revenue is primarily generated by our Mill Services Group which produced $134.2 million and $132.4 million in the first quarter of 2013 and 2012, respectively. The Mill Services Group accounted for approximately 99% of service revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. Our service revenue increased 1.2% year-over-year despite a drop in steel production by our customers of approximately 6% on a same site basis. The increase in our service revenue was largely driven by $6.7 million in revenue from new sites and services which was partially offset by a decrease of $2.0 million related to an Arbitration Award that was recognized in the first quarter of 2012. Factors that impact the year-over-year change in Service Revenue also impact the change in Revenue After Raw Materials Costs and are discussed below.

Cost of Raw Materials Shipments. Similar to the 26.0% decrease in Revenue from the Sale of Materials, the Cost of Raw Materials Shipments decreased 26.6% due predominantly to a decrease in the price of materials we procured for and sold to our customers and a market-driven volume decrease.

Revenue After Raw Materials Costs. The Revenue After Raw Materials Costs for our Mill Services Group increased $0.6 million, or 0.4%, in the first quarter of 2013 compared to the first quarter of 2012. Year-over-year Revenue After Raw Materials Costs increased due to new sites and services which contributed $6.7 million of incremental revenue, $4.7 million of which was generated from new international sites and services. This increase was partially offset by a $1.2 million decrease in Service Revenue related to three contracts in the U.S. and Canada that were not renewed and a $0.4 million decrease from the cancellation of a contract in Serbia after our customer sold the mill to the Serbian government. Additionally, in the first quarter of 2012 we recognized $2.0 million of Revenue After Raw Materials Costs related to an arbitration award settlement stemming from the shutdown of operations at a previous customer site prior to the end of our service contract. The remaining decline of $1.3 million was partially the result of a decrease in our customers’ steel production volumes of approximately 6%.

The Revenue After Raw Materials Costs for our Raw Material and Optimization group decreased $0.7 million, or 3.8%, to $18.8 million. The volume of material we procured for our customers decreased approximately 17%. Approximately 33% of the overall decline in volume related to non-exclusive domestic customers due in part to a decrease in domestic steel production volumes which was down about 6% year-over-year. Additionally, a contractual change with a customer for whom we are the exclusive purchaser of scrap drove approximately 60% of the total volume decrease. However, the contractual change with that customer also improved our per ton margins which helped to offset the impact on our Revenue After Raw Materials Costs. Including a $1.1 million favorable non-recurring adjustment related to a true-up adjustment for certain accrued costs, our per ton margin increased by approximately 15%, largely offsetting the impact of lower volumes in the first quarter of 2013. Excluding that adjustment, our per ton margin would have increased approximately 8%.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. Site Operating Costs are largely variable and generally vary in line with our customers’ production and our service revenue. Site operating costs decreased $0.2 million year-over-year, or 0.2%. New sites and contracts contributed $3.8 million of additional site operating costs in the first quarter of 2013 compared to the first quarter of 2012. Site operating costs related to other sites and contracts decreased $4.0 million, or approximately 4%, which was substantially driven by a decrease in our customers’ steel production volumes.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the first quarter of 2013 were $15.8 million, compared to $17.3 million in the first quarter of 2012, a decrease of $1.4 million. A non-recurring benefit of $0.9 million related to insurance recoveries on legacy workers compensation costs contributed to the decrease. Additionally our administrative salaries and wages decreased by $0.4 million driven by a reduction in internal labor costs including a $0.2 million decrease in severance costs related to a senior executive who retired on December 31, 2012.

Adjusted EBITDA. Adjusted EBITDA for the first quarter of 2013 was $38.3 million compared to $36.8 million for the first quarter of 2012, an increase of 4.0%.

Our Mill Services Group’s Adjusted EBITDA increased $0.3 million, or 1.0%, to $32.8 million. Year-over-year, the volume of steel produced by our Mill Services Group customers decreased by approximately 6%, but we had $2.9 million of additional Adjusted EBITDA from new operating contracts and services. Additionally, we generated $2.0 million of incremental adjusted EBITDA at two international sites where we began operating on January 1, 2012, but experienced losses in the first quarter of 2012 during the ramp-up of those operations. Additionally, three large domestic sites generated $1.0 million of additional Adjusted EBITDA. These positive items helped to offset the impact of a decrease in our customers’ production and a decrease of $1.7 million related to an Arbitration Award that was recognized in the first quarter of 2012. Additionally, we incurred $0.4 million of negative Adjusted EBITDA at a site where we began operating late in the first quarter of 2013. We typically incur some pre-operating losses when we begin operating in a new location as we put operating and administrative infrastructure in place to support our services prior to earning run-rate revenues.

Our Raw Material and Optimization Group’s Adjusted EBITDA decreased $0.8 million or 5.8% year-over-year, driven by a slight decrease in the volume of material we procured for and sold to our customers. Domestic steel production volume was down approximately 6% in the first quarter of 2013 compared to the first quarter of 2012 and contributed to the decrease in our procurement volume as did a 20% decrease in our large volume vessel shipments, which can be sporadic quarter to quarter. Overall, our per ton margins improved, helping to mitigate the loss of volume. The per ton margins benefited from a $1.1 million favorable non-recurring adjustment related to the true-up of certain accrued costs. However, even excluding that adjustment, our per ton margin would have increased approximately 8%.

Our Administrative net expenses decreased $2.0 million, or 19.5%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to a non-recurring benefit of $0.9 million related to insurance recoveries on legacy workers compensation costs and a $0.9 million dollar decrease in our accrual for incentive compensation.

Adjusted EBITDA Margin. Adjusted EBITDA margin in the first quarter of 2013 was 24.6% compared to 23.6% in the first quarter of 2012. A variety of factors impact our Adjusted EBITDA margin including the relative contributions of the Mill Services Group and Raw Material and Optimization Group, which have different margin characteristics, and the relationship of the Administrative Segment expenses to consolidated Revenue After Raw Materials Costs. The year-over-year increase was driven by positive contributions from our new sites and services and by the decrease in our Administrative net expenses. These were partially offset by the decrease in Adjusted EBITDA of the Raw Material and Optimization Group.

Depreciation and Amortization. Depreciation and amortization expense during the first quarter of 2013 was $18.9 million compared to $16.2 million in the first quarter of 2012, an increase of approximately 16.4%. The increase was driven by the depreciation expenses associated with higher capital expenditures in 2012 and 2013. Much of that capital was expended at new sites in contracts where we began operation in 2012 and the first quarter of 2013. Depreciation expense at those sites amounted to $3.9 million in the first quarter of 2013 compared to $1.9 million in the first quarter of 2012; an increase of $2.0 million. Amortization expense for the first quarter of 2013 was comparable to that incurred in the first quarter of 2012.

Interest Expense, Net. Interest Expense, Net for the first quarter of 2013 was $6.0 million, compared to $8.1 million in the first quarter of 2012, a decrease of $2.1 million. The decrease resulted from lower average outstanding debt balances and lower underlying interest rates resulting from our March 20, 2012 refinancing. In that refinancing we reduced our outstanding indebtedness by $80.2 million and reduced our overall interest rate by repaying our senior secured notes which carried a fixed rate of 9  3/4%.

On March 21, 2013, we completed an amendment to re-price our term loan. The amendment reduced the applicable margin on LIBOR borrowings from 4.50% to 3.75% and reduced the LIBOR floor from 1.25% to 1.00%. We expect that the re-pricing will save approximately $3.0 million of interest expense annually, but it did not have a significant impact in the first quarter of 2013 because it occurred late in the period.

Loss on Modification and Early Extinguishments of Debt. On March 21, 2103, we completed an amendment to re-price our term loan reducing our applicable margin by 0.75% and reducing our LIBOR floor by 0.25%. In connection with the transaction, we recorded a $1.1 million Loss on the Modification and Early Extinguishment of Debt. The charge consisted of $0.7 million in fees incurred in the transaction and $0.4 million to write-off deferred debt issuance costs and original issue discount associated with individual lenders who exited the facility in connection with the transaction.

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

Income Tax Expense. Income Tax Expense for the first quarter of 2013 was $4.3 million, or 34.6% of our pre-tax income, compared to a $0.1 million expense, or 34.7% of our pre-tax income, in the first quarter of 2012. The Income Tax Expense for the first quarter of 2013 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The income tax expense for the first quarter of 2013 was based on an annualized effective rate of 30.2%, but is adjusted to include a $0.7 million charge associated with the immediate recognition of the anticipated cost associated with a tax law change in South Africa.

Liquidity and Capital Resources

The eligible accounts receivable, inventory and equipment that comprise the collateral under the ABL facility as of March 31, 2013 supported a gross borrowing base of approximately $275.5 million. Our excess available balance was $212.8 million as we had outstanding borrowing of $13.5 million and $49.2 million of outstanding letters of credit. The gross borrowing base was approximately $74.5 million below the $350.0 million limit of the ABL facility. The Company expects to add an additional approximately $20 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with the agent for the ABL lenders.

We believe that cash flow from operations, together with availability under our new ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in the three-month period ending March 31, 2013 was $14.8 million compared to cash provided by operations of $9.8 million in the three-month period ending March 31, 2012. Working capital items used $14.8 million of cash in the first three months of 2013 compared to using $21.2 million in the first three months of 2012. Significant changes in working capital items generally relate to our raw material procurement activities and, while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. At March 31, 2013, we had paid $13.7 million for large ocean-going vessel inventories for which we were paid by our customers in April of 2013. Additionally, we paid incentive compensation in March 2013 related to 2012 performance.

Net cash used in investing activities in the three-month period ending March 31, 2013 was $22.9 million, of which $10.3 million funded Growth Capital Expenditures and $10.2 million funded Maintenance Capital Expenditures. Net cash used in investing activities in the three-month period ending March 31, 2012 was $33.1 million, of which $24.5 million funded Growth Capital Expenditures and $7.8 million funded Maintenance Capital Expenditures. Maintenance Capital Expenditures will vary with our customer production as the schedule of assets and major components replacement is highly correlated with equipment operating hours.

Net cash provided by financing activities in the first three months of 2013 was $11.8 million, and primarily consisted of $13.5 million in net borrowings on our revolving credit facility. In addition, the Company received $2.25 million in proceeds in connection with the Amendment to TCIMS’s outstanding senior secured Term Loan B credit agreement. Net cash used for financing activities in the first three months of 2012 was $70.3 million, mainly comprised of amounts paid to reduce our overall indebtedness as part of our March 2012 refinancing and the issuance and termination fees associated with that refinancing. In the March 2012 refinancing, we received $297.0 million in proceeds from our new Term Loan Facility and paid off $223.0 million of senior subordinated notes and $157.2 million outstanding on our senior secured term loan due 2014. We also incurred $13.6 million of debt issuance and termination fees associated with the transaction. In addition to the proceeds of our new senior secured term loan, we used available cash and a $30.0 million draw on our ABL facility to consummate the March 20, 2012 refinancing.

Discretionary Cash Flow

During the three-month period ending March 31, 2013 we generated $28.0 million of Discretionary Cash Flow compared to $29.1 in the first three months of 2012. We define Discretionary Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures and it is calculated as follows for the periods indicated (in thousands):

	Three months ended
	March 31, 2013	March 31, 2012
Adjusted EBITDA	$38,272	$36,793
Maintenance Capital Expenditures	(10,238)	(7,696)

Discretionary Cash Flow	$28,034	$29,097

The $2.5 million increase in Maintenance Capital Expenditures was primarily due to timing differences in spend in comparison to the prior year same quarter. Offsetting this increase was an increase in Adjusted EBITDA of $1.5 million.

The table below reconciles Discretionary Cash Flow to cash flow provided by (used in) operating activities, for the periods indicated (in thousands):

	Three months ended
	March 31, 2013	March 31, 2012
Discretionary Cash Flow	$28,034	$29,097
Maintenance Capital Expenditures	10,238	7,696
Cash interest expense	(5,090)	(15,382)
Cash income taxes	(619)	(1,005)
Change in accounts receivable	308	(47,247)
Change in inventory	(8,436)	(14,257)
Change in accounts payable	410	48,905
Change in other current assets and liabilities	(7,347)	(595)
Other operating cash flows	(2,694)	2,578

Net cash provided by operating activities	$14,804	$9,790

Working Capital

Our current assets and liabilities, particularly our accounts receivable, inventory and accounts payable, vary significantly with changes in underlying business conditions including the volume and price of raw materials we procure for our customers. The volume and per ton price of the raw materials we buy from our vendors and sell to our customers will impact our Revenue from the Sale of Materials and our Cost of Raw Materials shipments. The same factors will typically impact our accounts receivable, inventory and accounts payable in comparable fashion. We generally expect that those increases will have offsetting effects and that any resulting impact to cash flows is temporary and not material. However, because of the purchasing scale of our raw material procurement business, changes in the timing of collection of receivables or payment of accounts payable can have significant impacts on our cash flow from operations in a given period. We generally expect that these impacts will be temporary. From time to time, we may also decide to invest in our working capital to take advantage of opportunities to realize higher than normal margins in our raw materials and optimization activities. The chart below shows the weighted average price of #1 Heavy Melt Scrap based on published prices of the commodity weighted by our monthly volume of raw materials shipments.

	2009	2010	2011	3 months -2012	3 months -2013
Weighted average per ton price of #1 Heavy Melt Scrap	$209	$332	$411	$411	$353

New site start-ups in our mill services business also impact working capital movements as we fund the operating costs for some period of time before receiving the first cash payments for our services.

Our accounts receivable and inventory provide collateral for our senior secured ABL facility, and changes in those balances may affect the amount we are eligible to borrow under such facility. In periods when the volume and selling price of the raw materials we procure for our customers increase, we will usually experience increased accounts receivable and inventory balances and the amount available to be borrowed under the senior secured ABL facility may increase. Likewise, in periods when the volume and selling price of raw materials we procure for our customers decrease, we will usually experience decreased accounts receivable and inventory balances and the amount available to be borrowed under the senior secured ABL facility may decrease.

During the three-month period ending March 31, 2013, our accounts receivable decreased $0.3 million, or 0.1%, and our accounts payable increased $0.4 million, or 0.2%. The slight improvement in working capital from these balances were offset by a larger increase in our inventory of $8.4 million, or 16.7%. The increase in inventory generally reflects an increase in the volume of inventory that we have in transit to our customers.

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements after the date of this Quarterly Report as a result of new information, future events or developments except as required by federal securities laws.

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $299.3 million at March 31, 2013 and a $350.0 million variable rate, asset-based, revolving line of credit. At March 31, 2013, we had $13.5 million in outstanding revolving borrowings. Assuming no changes in variable rate borrowings from the amounts outstanding at March 31, 2013, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $3.1 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the three months ended March 31, 2013, we derived approximately 71.6% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Polish zloty, Mexican peso, Trinidad/Tobago dollar, New Taiwan dollar, Bahraini dinar, United Arab Emirates dirham and the South African rand. For the three months ended March 31, 2013, we generated approximately $4.0 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $1.6 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $13.0 million in fuel and other petroleum-based supplies costs for the three months ended March 31, 2013. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $5.2 million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2013 would likely change the indices used to calculate the 2014 price adjustment mechanism.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. There have been no material changes to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing us. In the normal course of business, the Company is routinely subject to a variety of risks.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment No. 1 to Credit Agreement, dated as of March 21, 2013, to the Credit Agreement, dated as of March 20, 2012, among Tube City IMS Corporation, as borrower, Metal Services Holdco, LLC and Tube City IMS, LLC, as guarantors, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to TMS International Corp.’s Current Report on Form 8-K filed March 27, 2013, File No. 001-35128).

10.2	Form of TMS International Corp. Nonstatutory Option Agreement.†

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to TMS International Corp.’s Annual Report on Form 10-K, filed February 19, 2013, File No. 001-35128).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101*	XBRL data file†

†	filed herewith.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, Commonwealth of Pennsylvania, on May 8, 2013.

TMS International Corp.

By:	/s/ Raymond S. Kalouche	By:	/s/ Daniel E. Rosati
	Raymond S. Kalouche		Daniel E. Rosati
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial Officer)