Form 10-Q
period 2013-06-30
TMS International Corp.
filed 2013-08-06
CIK 1491501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

14,765,493 shares of Class A Common Stock, $0.001 par value per share, and 24,528,208 shares of Class B Common Stock, $0.001 par value per share, were outstanding as of the close of business on July 31, 2013.

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

•	“Mill Services Group” refers to the mill services group segment of the Company;

•	“Onex” refers to Onex Partners II LP, collectively with other entities affiliated with Onex Corporation;

•	“Raw Material and Optimization Group” refers to the raw material and optimization group segment of the Company; and

•	“TCIMS” refers to the Company’s wholly-owned indirect subsidiary, Tube City IMS Corporation, a Delaware corporation.

PART I—Financial Information

Item 1.	Financial Statements

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Revenue from Sale of Materials	$493,812	$533,034	$947,442	$1,145,693
Service Revenue	137,609	136,321	273,574	270,620

Total Revenue	631,421	669,355	1,221,016	1,416,313
Costs and Expenses:
Cost of Raw Materials Shipments	478,273	515,778	912,064	1,106,836
Site Operating Costs	100,480	100,016	202,148	201,862
Selling, General and Administrative Expenses	16,522	15,714	32,343	32,975
Depreciation	16,578	13,688	32,374	26,854
Amortization	3,079	3,051	6,162	6,104

Total Costs and Expenses	614,932	648,247	1,185,091	1,374,631
Income from Operations	16,489	21,108	35,925	41,682
Interest Expense, Net	(5,362)	(5,923)	(11,335)	(14,024)
Loss from equity investment	(61)	—	(104)	—
Loss on early extinguishment of debt	—	—	(1,102)	(12,300)

Income Before Income Taxes	11,066	15,185	23,384	15,358
Income Tax Expense	(2,841)	(5,476)	(7,102)	(5,536)

Net Income	8,225	9,709	16,282	9,822
Net (income) loss attributable to noncontrolling interests	(87)	74	(81)	372

Net income attributable to TMS International Corp. common stock	$8,138	$9,783	$16,201	$10,194

Net Income per Share:
Basic	$0.21	$0.25	$0.41	$0.26
Diluted	$0.21	$0.25	$0.41	$0.26
Average Common Shares Outstanding:
Basic	39,281,908	39,255,973	39,279,687	39,255,973
Diluted	39,400,986	39,257,671	39,364,671	39,256,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

	TMS International Corp.		Noncontrolling Interests		Total
	Second quarter ended June 30		Second quarter ended June 30		Second quarter ended June 30
	2013	2012	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$8,138	$9,783	$87	$(74)	$8,225	$9,709
Other comprehensive income, net of tax:
Changes in foreign currency translation	(3,194)	(5,803)	(108)	(86)	(3,302)	(5,889)
Net amount reclassified to earnings	89	—	—	—	89	—

Total other comprehensive losses, net of tax	(3,105)	(5,803)	(108)	(86)	(3,213)	(5,889)

Comprehensive income (loss)	$5,033	$3,980	$(21)	$(160)	$5,012	$3,820

	TMS International Corp.		Noncontrolling Interests		Total
	Six months ended June 30		Six months ended June 30		Six months ended June 30
	2013	2012	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$16,201	$10,194	$81	$(372)	$16,282	$9,822
Other comprehensive income, net of tax:
Changes in foreign currency translation	(7,261)	(1,444)	(222)	16	(7,483)	(1,428)
Net change from periodic revaluations	—	(6)	—	—	—	(6)
Net amount reclassified to earnings	431	246	—	—	431	246

Total other comprehensive (losses) income, net of tax	(6,830)	(1,204)	(222)	16	(7,052)	(1,188)

Comprehensive income (loss)	$9,371	$8,990	$(141)	$(356)	$9,230	$8,634

The accompanying notes are an integral part of the consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,135	$26,936
Accounts receivable, net of allowance for doubtful accounts of $3,075 and $3,038, respectively	269,271	280,472
Inventories	50,732	50,520
Prepaid and other current assets	35,734	22,757
Deferred tax asset	7,727	7,485

Total current assets	396,599	388,170
Property, plant and equipment, net	213,487	214,668
Equity investment	2,130	2,235
Deferred financing costs, net of accumulated amortization of $2,860 and $1,863, respectively	8,809	10,069
Goodwill	241,363	242,669
Other intangibles, net of accumulated amortization of $77,870 and $72,012, respectively	146,589	147,885
Other noncurrent assets	3,910	4,098

Total assets	$1,012,887	$1,009,794

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$248,817	$251,941
Salaries, wages and related benefits	25,502	29,274
Current taxes payable	2,380	964
Accrued expenses	23,601	18,284
Revolving bank borrowings	418	—
Current portion of long-term debt	7,458	8,395

Total current liabilities	308,176	308,858
Long-term debt	301,465	303,657
Loans from noncontrolling interests	2,638	4,341
Deferred tax liability	59,644	58,192
Other noncurrent liabilities	27,154	27,704

Total liabilities	699,077	702,752
Stockholders’ equity (deficit):
Class A Common Stock; 200,000,000 shares authorized, $0.001 par value per share; 14,765,493 and 14,564,928 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	14	14
Class B Common Stock; 30,000,000 shares authorized, $0.001 par value per share; 24,528,208 and 24,712,513 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	25	25
Capital in excess of par value	433,897	436,359
Accumulated deficit	(105,953)	(122,154)
Accumulated other comprehensive loss	(15,793)	(8,963)

Total TMS International Corp. stockholders’ equity	312,190	305,281
Noncontrolling interests	1,620	1,761

Total stockholders’ equity	313,810	307,042

Total liabilities and stockholders’ equity	$1,012,887	$1,009,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

TMS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except share and per share data)

	Six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income	$16,282	$9,822
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and Amortization	38,536	32,958
Amortization of deferred financing costs and original issue discount	1,259	1,350
Deferred income tax	3,021	2,501
Provision for bad debts	—	206
Loss (gain) on the disposal of equipment	25	(168)
Non cash share based compensation cost	1,571	818
Loss on early extinguishment of debt	1,102	12,300
Increase (decrease) from changes in:
Accounts receivable	11,201	4,673
Inventories	(212)	(5,162)
Prepaid and other current assets	(12,948)	4,834
Other noncurrent assets	188	(210)
Accounts payable	(3,124)	10,323
Accrued expenses	(967)	(8,330)
Other noncurrent liabilities	(550)	1,193
Other, net	(3,313)	(2,132)

Net cash provided by operating activities	52,071	64,976
Cash flows from investing activities:
Capital Expenditures	(36,038)	(55,028)
Software and systems expenditures	(5,431)	(483)
Proceeds from sale of equipment	140	347
Contingent payment for acquired business	—	(131)
Cash flows related to IU International, net	—	(67)

Net cash used in investing activities	(41,329)	(55,362)
Cash flows from financing activities:
Revolving credit facility borrowing (repayments), net	418	(3)
Borrowing from noncontrolling interest	—	2,347
Repayment of debt	(5,858)	(381,254)
Proceeds from debt issuance, net of original issue discount	2,250	300,703
Contributions from noncontrolling interests	—	269
Payments to acquire noncontrolling interest	—	(231)
Debt issuance and termination fees	(772)	(13,711)

Net cash used in financing activities	(3,962)	(91,880)
Effect of exchange rate on cash and cash equivalents	(581)	(62)
Cash and cash equivalents:
Net increase (decrease) in cash	6,199	(82,328)
Cash at beginning of period	26,936	108,830

Cash at end of period	$33,135	$26,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1—Nature of Operations

TMS International Corp. (the “Company”) through its subsidiaries, including Tube City IMS Corporation and Tube City IMS, LLC,, is the largest provider of outsourced industrial services to steel mills in North America with a substantial international presence. The Company operates at 81 customer sites in 12 countries and has a raw materials procurement network that extends to five continents. The Company’s primary services include: (i) scrap management and preparation, (ii) semi-finished and finished material handling, (iii) metal recovery and slag handling, processing and sales, (iv) surface conditioning, (v) raw materials procurement and logistics and (vi) proprietary software-based raw materials cost optimization.

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For the six-month period ended June 30, 2012, $0.4 million of selling, general and administrative expenses were recorded as an increase to non-current liabilities. The amount was subsequently reclassified as an increase to other comprehensive income and accumulated other comprehensive income. Operating results for the first six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for future periods. The balance sheet as of December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all the notes required by GAAP for complete financial statements.

Note 3—Earnings and Dividends per Share

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

	Second quarter ended June 30		Six months ended June 30
	2013	2012	2013	2012
Basic average common shares outstanding	39,281,908	39,255,973	39,279,687	39,255,973
Dilutive effect of stock options outstanding	119,078	1,292	84,984	646

Diluted average common shares outstanding	39,400,986	39,257,265	39,364,671	39,256,619

As of June 30, 2013, the Company had outstanding 1,358,570 options to purchase shares of Class A Common Stock. The dilutive impact of those options is calculated using the treasury stock method.

On April 24, 2013, the Company declared a cash dividend, payable on July 3, 2013 to the holders of record of each issued and outstanding share of Class A and Class B Common Stock as of the close of business on May 16, 2013, in the amount of $0.10 per share and recorded $3.9 million in accrued expenses on the balance sheet.

Note 4—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Scrap iron and steel	$15,620	$26,183
Goods in transit	22,701	11,926
Spare parts and supplies	12,411	12,411

Total inventories	$50,732	$50,520

Scrap iron and steel inventories are stated at the lower of cost or net realizable value, with cost being determined using the weighted-average method. During the second quarter of 2012, due to falling market prices for scrap and scrap substitutes, the Company recorded a charge of $1.4 million to record its scrap and steel inventories at their net realizable value.

Note 5—Income Taxes

The income tax expense for the six months ended June 30, 2013 and 2012 reflects a year-to-date effective tax rate of 30.4 % and 36.0%, respectively, and a 2013 estimated annualized effective tax rate, excluding discrete items, of 29.3%. The income tax expense for the six months ended June 30, 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of expected pre-tax income for the year. The difference between the estimated annualized effective tax rate and the year-to-date effective tax rate is caused by discrete items including the immediate recognition of the anticipated impact of a tax law change in South Africa. The expense recorded reflects management’s current best estimate of the effect of the law change, but may be subject to further adjustment as we continue to analyze the expected application of the new law. The estimated effective tax rates for 2013 and 2012 differ from the United States federal statutory rate of 35.0% due principally to state taxes, foreign taxes and permanent differences related to nondeductible marketing expenses.

Accounting for Uncertainty in Income Taxes

As of June 30, 2013 and December 31, 2012, the Company’s liability equaled $1.2 million for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The total amount of interest and penalty recognized related to uncertain tax positions as of June 30, 2013 and 2012 was not material. The tax years 2009-2012 remain open to examination by the major taxing jurisdictions where the Company conducts business.

Note 6—Debt

Debt is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Asset based revolving credit facility	$—	$—
Vendor financing program	418	—
Senior secured term loan due 2019, net of original issue discount $2,335 and $2,664, respectively	296,165	295,086
Loans from noncontrolling interests	2,638	4,341
Bank term loan facility	11,300	14,958
Capital equipment leases, installment notes and other	1,458	2,008

Total indebtedness	$311,979	$316,393

Total indebtedness includes the following line items on the condensed consolidated balance sheets (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Revolving bank borrowings	$418	$—
Current portion of long-term debt	7,458	8,395
Long-term debt	301,465	303,657
Loans from noncontrolling interests	2,638	4,341

Total indebtedness	$311,979	$316,393

Vendor Financing Program

During the second quarter of 2013, the Company began processing payments under a vendor financing program with a financial institution. Under this program, the financial institution processes payments on behalf of the Company under one of two methods; (1) ACH transfers and (2) a virtual single-use credit card payment.

Under the virtual credit card program, the financial institution pays subscribed vendors on the Company’s behalf via a credit card. The financial institution pays under reduced terms with a negotiated discount. The Company reimburses the financial institution at some later date based upon an agreed upon cycle. The program includes a rebate that is paid to the Company based on the volume of payments processed under the program. The rebate amount ultimately depends on reaching a certain annual level of spending. As of June 30, 2013, the financial institution had made payments to the Company’s vendors totaling $0.4 million for which the Company had not yet reimbursed the financial institution. This amount is included in Revolving bank borrowings on the consolidated balance sheet.

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

As of June 30, 2013, the eligible accounts receivable, inventory and equipment that comprise the collateral under the ABL facility supported a gross borrowing base of $274.5 million. At June 30, 2013, there were no borrowings drawn under the ABL facility and $33.0 million letters of credit outstanding against the facility, leaving a net available balance of $241.5 million. The ABL facility allows for eligible equipment to provide borrowing base capacity under the facility and the ABL lenders have a first lien on the domestic and Canadian equipment of the Company. The Company expects to add up to approximately $15.0 million of additional equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with the agent for the ABL lenders. The Company believes the ABL facility and other sources of liquidity are adequate to fund its operations, but is carefully monitoring the global economic environment and its impact on its customers’ procurement volumes, which could affect its liquidity.

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

At the dates indicated, the Company recognized the following fair value liabilities in its consolidated balance sheets related to its interest rate swap agreements designated as cash flow hedging instruments (in thousands):

Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under the Accounting for Derivative Instruments and Hedging Activities Topic of FASB ASC		June 30, 2013	December 31, 2012
Interest rate swaps	Other noncurrent liabilities	$—	$—

The interest rate swaps that became effective on April 1, 2010 settled on a monthly basis and the Company recorded Interest Expense for cash payments it made to its counterparties.

The Company recognized the following amounts related to its derivatives for the second quarter ended June 30, 2013 and 2012 and for the six-month periods ending June 30, 2013 and 2012, respectively (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of gain (loss) recognized in OCI on derivative instruments				Location of loss reclassified from accumulated OCI into expense	Amount of loss reclassified from accumulated OCI into expense
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)			(Unaudited)		(Unaudited)
	2013	2012	2013	2012		2013	2012	2013	2012
Interest rate swaps	$—	$—	$—	$(6)	Interest Expense	$—	$—	$—	$246

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

Note 8—Stockholders’ Equity

Common Stock—

As of June 30, 2013, there were 14,765,493 shares of Class A Common Stock and 24,528,208 shares of Class B Common Stock outstanding. There were 14,564,928 shares of Class A Common Stock and 24,712,513 outstanding at December 31, 2012.

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

Accumulated Other Comprehensive income (loss)—

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

For the three months ended June 30, 2013:

In thousands	Foreign currency translation	Pension and post retirement benefit plans	Total
Balance at March 31, 2013	$(5,469)	$(7,219)	$(12,688)
Other comprehensive income before reclassifications	(3,194)	—	(3,194)
Amounts reclassified from accumulated other comprehensive income, net of tax of $254	—	89	89

Net current-period other comprehensive income	(3,194)	89	(3,105)

Balance at June 30, 2013	$(8,663)	$(7,130)	$(15,793)

For the six months ended June 30, 2013:

In thousands	Foreign currency translation	Pension and post retirement benefit plans	Total
Balance at December 31, 2012	$(1,402)	$(7,561)	$(8,963)
Other comprehensive income before reclassifications	(7,261)	—	(7,261)
Amounts reclassified from accumulated other comprehensive income, net of tax of $254	—	431	431

Net current-period other comprehensive income	(7,261)	431	(6,830)

Balance at June 30, 2013	$(8,663)	$(7,130)	$(15,793)

The amounts reclassified from accumulated other comprehensive income consisted of the amortization of actuarial losses on defined benefit plans and were charged to selling, general and administrative expenses.

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

The Company is recognizing the expense related to the time based only vesting options using the accelerated method. The Company is recognizing the expense related to the market based options by amortizing each individual tranche over the estimated requisite service period. During the six-month period ended June 30, 2013 and June 30, 2012, the Company recognized $1.4 million and $0.8 million, respectively, in share based compensation expense related to options issued under the Long Term Incentive Plan.

As of June 30, 2013 there were 1,358,570 stock options outstanding, of which 180,096 were vested. Of the vested total, 90,048 are subject to a performance condition and may only be exercised if the price of the Company’s common stock closes at $14.95 or higher on the day before exercise.

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

On June 5, 2013, the Company granted an additional 16,260 shares of Class A Common Stock to independent members of its board of directors. These shares granted will vest if the recipient remains installed on the Company’s board of directors on the day immediately prior to the Company’s 2014 annual stockholder meeting. The shares were valued at $14.76 per share, which was the closing price on the date of grant.

The Company recognized $0.1 million of share based compensation expense related to the awards during the six-month period ended June 30, 2013. As of June 30, 2013, the Company had 37,728 shares granted and outstanding of which 21,468 are vested.

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

Information by reportable segment is as follows (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net of inter-segment revenues
Mill Services Group	$171,377	$182,598	$343,728	$362,668
Raw Material and Optimization Group	460,121	486,743	877,311	1,053,615
Administrative Group	(77)	14	(23)	30

	$631,421	$669,355	$1,221,016	$1,416,313

Adjusted earnings before interest, taxes, depreciation and amortization
Mill Services Group	$34,477	$35,441	$67,227	$67,858
Raw Material and Optimization Group	11,049	11,644	24,818	26,258
Administrative Group	(9,441)	(9,238)	(17,688)	(19,476)

	$36,085	$37,847	$74,357	$74,640

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and Amortization
Mill Services Group	$17,587	$14,616	$34,369	$28,725
Raw Material and Optimization Group	65	103	151	193
Administrative Group	2,005	2,020	4,016	4,040

	$19,657	$16,739	$38,536	$32,958

	June 30, 2013	December 31, 2012
	(unaudited)
Total assets
Mill Services Group	$654,544	$720,942
Raw Material and Optimization Group	299,358	315,884
Administrative Group	58,985	(27,032)

	$1,012,887	$1,009,794

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Percentage of total revenue contributed by each Segment:
Mill Services Group	27.1%	27.3%	28.1%	25.6%
Raw Material and Optimization Group	72.9%	72.7%	71.9%	74.4%

The following table provides a reconciliation of earnings before interest, taxes, depreciation and amortization to income before tax for the periods indicated (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Adjusted earnings before interest, taxes, depreciation and amortization	$36,085	$37,847	$74,357	$74,640
Less: Depreciation and Amortization	(19,657)	(16,739)	(38,536)	(32,958)
Interest Expense	(5,362)	(5,923)	(11,335)	(14,024)
Loss on early extinguishment of debt	—	—	(1,102)	(12,300)

Income Before Income Taxes	$11,066	$15,185	$23,384	$15,358

Note 11—Retirement and Pension Plans

The following table reports net periodic pension costs for the Company and includes the components of net pension expense (benefit) recognized under the Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Benefit Plans Topic of FASB ASC (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U.S. plans
Service cost	$—	$—	$—	$—
Interest cost	220	242	441	485
Expected return on plan assets	(306)	(308)	(611)	(616)
Net amortization	303	226	604	451

Net periodic pension costs-U.S. plans	217	160	434	320
Canadian plans
Service cost	59	53	118	106
Interest cost	62	63	123	126
Expected return on plans assets	(52)	(52)	(103)	(104)
Net amortization	15	11	30	22

Net periodic pension costs-Canadian plans	84	75	168	150
Other plans
Defined contribution	886	764	1,961	1,856
Multi-employer pension plans	1,343	1,457	2,796	2,866

Total other plans	2,229	2,221	4,757	4,722

Total net pension expense	$2,530	$2,456	$5,359	$5,192

The Company’s contributions to its defined benefit pension plans for the six months ended June 30, 2013 and 2012 were $0.9 million and $1.0 million, respectively.

For the full year 2013, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $0.9 million. The following table reports net periodic cost for the Company’s other post-employment benefit plans (in thousands):

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$84	$76	$167	$152
Interest cost	73	78	146	156
Net amortization	25	17	51	34

Net periodic costs	$182	$171	$364	$342

The Company does not expect to contribute to the other post-employment benefit plan in 2013 and intends to pay benefit claims as they become due. For the six months ended June 30, 2013 and 2012, other post-employment benefit payments were $0.1 million and $0.1 million, respectively.

Note 12—Fair Value of Financial Instruments

The carrying amount of cash and equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s obligations under its ABL facility and bank term loan facility both have variable interest rates and, in our opinion, the carrying value approximates the fair value at the balance sheet dates. The fair value of the Company’s senior secured term loan is estimated from available information from an inactive market. The fair value of the Company’s capital equipment leases has been estimated based on future expected cash flows relative to current interest rates.

The fair value compared to the carrying value is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Carrying value of financial instruments in:
Long-term debt (includes current portion)
Senior secured term loan due 2019, net of original issue discount	$296,165	$295,086
Bank term loan facility	11,300	14,958
Capital equipment leases, installment notes and noncontrolling partner loan	4,514	6,349

Total long-term debt	$311,979	$316,393

Fair value:
Long-term debt (includes current portion)
Senior secured term loan due 2019	$298,500	$300,728
Bank term loan facility	11,300	14,958
Capital equipment leases, installment notes and noncontrolling partner loan	4,514	6,349

Total long-term debt	$314,314	$322,035

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

The Company has agreements with certain officers and other employees. The agreements provide for termination benefits in the event of termination without cause, or in some instances, in the event of a change in control of the Company. The aggregate commitment for such potential future benefits at June 30, 2013 was approximately $8.2 million.

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

During the six months ended June 30, 2013, the Company recorded no amounts related to the arbitration award. During the three months ended June 30, 2012, the Company recorded $3.0 million against the arbitration award and incurred related contingent legal fees of $0.6 million. During the six months ended June 30, 2012, the Company recorded $5.1 million against the arbitration award and incurred related contingent legal fees of $1.0 million.

Note 15—Related-Party Transactions

The Company incurred and paid management fees and expenses incurred to an affiliate of its majority owner, Onex Partners II LP, totaling $0.5 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. The second quarter 2013 and 2012 amounts incurred were $0.2 million and $0.2 million, respectively.

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

Results of Operations. This section provides a discussion of our results of operations for the second quarter and six-month period ended June 30, 2013 compared to the second quarter and six-month period ended June 30, 2012.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012. This section also includes a discussion of our liquidity and Capital Expenditures.

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

We provide a broad range of services through two reporting segments: our Mill Services Group and our Raw Material and Optimization Group:

•

Mill Services Group. The services provided under this segment are performed at our customer sites under long-term contracts. These contracts are typically structured on a fee-per-ton basis tied to production volumes at our customer sites and are not based on the underlying price of steel. In addition, many of our contracts include tiered pricing structures, with unit prices that increase as volumes decline, and/or minimum monthly fees, each of which stabilizes our revenue in the event of volume fluctuations. The services provided to our customers under this segment include: (1) scrap management and preparation; (2) semi-finished and finished material handling; (3) metal recovery and slag handling, processing and sales; and (4) surface conditioning. The revenues from these services appear in the line item “Service Revenue” on our statement of operations, and the costs associated therewith appear in “Site Operating Costs” on our statement of operations. Substantially all of our Capital Expenditures, whether Growth Capital Expenditures or Maintenance Capital Expenditures, are incurred in connection with the services provided by this segment. This segment also includes the results of operations at our location where we buy, process and sell scrap for our own account, which revenues are included in the line item “Revenue from Sale of Materials” on our statement of operations and the costs associated therewith appear in “Cost of Raw Materials Shipments” on our statement of operations. This location represented 2% of the Mill Services Group’s Adjusted EBITDA for the six months ended June 30, 2013. The Total Revenue and Cost of Raw Materials Shipments from this location will fluctuate based upon the underlying price of scrap.

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

Over the last five years, we have expanded from primarily generating our Revenue After Raw Materials Costs and Adjusted EBITDA from North America, to generating approximately 26% and 24% of our year-to-date 2013 Revenue After Raw Materials Costs and Adjusted EBITDA, respectively, outside of the U.S. and Canada. We believe we have substantial international growth opportunities which will be driven by expansion of our market share and continued growth in outsourcing in developing markets, such as Latin America, Eastern Europe, Africa, Asia and the Middle East.

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

For the six months ended June 30, 2013, approximately 8% of our Revenue from Sale of Materials was generated by our Mill Services Group, and approximately 92% of our Revenue from Sale of Materials was generated by the raw materials procurement activities of our Raw Material and Optimization Group.

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

For the six months ended June 30, 2013, approximately 99% of our Service Revenue was generated by our Mill Services Group, and approximately 1% of our Service Revenue was generated by our Raw Material and Optimization Group.

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

Revenue from Sale of Materials

Raw materials procurement and logistics—In our raw materials procurement business, we generally engage in two types of transactions that require different accounting treatment. We evaluate the accounting treatment for these transactions based on their individual facts and circumstances, and we categorize them into two general groupings:

(1) Transactions where we purchase raw materials from a supplier and sell the raw materials to a customer, for which we invoice the customer for the full sale price of the goods. In this first type of transaction model, it is common for us to arrange for a sale to our customer and a matching purchase from our vendor almost simultaneously. During the six months ended June 30, 2013, approximately 91% of the Company’s raw material procurement activity by volume was made under this transaction model; and,

(2) Transactions where we arrange delivery of raw materials shipments to a customer directly from a supplier, for which we earn a contractually determined, volume based arranging fee. In this second type of transaction, we invoice the customer for our arranging fee (but not for the sale price of the goods, which is paid directly by the customer to the vendor). During the six months ended June 30, 2013, approximately 9% of the Company’s raw material procurement activity by volume was transacted under this model.

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

We recognize revenue from raw materials procurement sales when title and risk of loss pass to the customer, which can be either F.O.B. shipping point or F.O.B. destination depending on terms of sale, or when we have the right to receive the contractual fee. Revenues from these sources are included in Revenue from Sale of Materials. During the six months ended June 30, 2013, approximately 91% of the Company’s raw material procurement activity by volume was made under the transaction model where the Company purchases raw materials from a supplier and sells the material to the customer acting as a principal in the transaction. During the six months ended June 30, 2013, approximately 9% of the Company’s raw material procurement activity by volume was transacted where the Company arranged for delivery of raw material for a customer directly from a vendor earning a contractually determined volume-based fee acting as an agent in the transaction. The volume-based fee is recorded as Revenue From Sale of Materials and there is no corresponding Cost of Raw Material Shipment in this transaction model.

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

During 2012, we did not record any impairment charge related to goodwill. We tested for impairment on October 1, 2012, the annual test date. There were no events that triggered any additional impairment tests during 2012 or the first six months of 2013. In testing for impairment, we estimate the fair values of our reporting units under the income and market approach.

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

As of June 30, 2013, the Mill Services Group and the Raw Material and Optimization Group had $161.3 million and $80.1 million of goodwill, respectively. The 2012 annual goodwill impairment test, as of October 1, 2012, indicated that the estimated fair value of our Mill Services Group and our Raw Material and Optimization Group exceeded their carrying values by approximately 86% and 153%, respectively. The estimates of fair value of a reporting unit under the income approach are based on a discounted cash flow analysis which requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If business conditions change or other factors have an adverse effect on our estimates of discounted future cash flows, assumed growth rates or discount rates, future tests of goodwill impairment may result in additional impairment charges.

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

Grants from Government Agencies. We recognize receivables for grants from government agencies when we are reasonably assured that the amounts will be received and when the conditions necessary to receive that grant have been fully achieved. We recognize the benefit of government grants in our statement of operations on a systematic and rational basis over the periods of consumption or commitment as applicable. In 2012, we received direct notice from the Department of

Trade and Industry of the Republic of South Africa that we have met the conditions and will receive grants totaling approximately $5.2 million. The grant was for a combination of asset investment and job creation and saving and because there were multiple conditions to receiving the grant, we determined the appropriate treatment for the grant is to record the amount as deferred revenue and recognize it in revenue ratably over the life of our service contracts. For the six months ended June 30, 2013, we recognized $1.7 million and in the fourth quarter of 2012, we recognized $0.7 million related to the first year of our seven year contracts.

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

The Long-Term Incentive Plan also provides for the issuance of restricted shares. In July 2012, we issued 21,486 shares of Class A Common Stock to independent members of our board of directors. The grant date fair value of the shares was $0.2 million and the expense is being recognized over the requisite service period. In June 2013, we issued 16,260 shares of Class A Common Stock to independent members of our board of directors. The grant date fair value of the shares was $0.2 million and the expense is being recognized over the requisite service period.

Results of Operations

Quarter ended June 30, 2013 compared to Quarter ended June 30, 2012

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Quarter ended June 30,		Variances
(dollars in thousands)	2013	2012	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$493,812	$533,034	$(39,222)	-7.4%
Service Revenue	137,609	136,320	1,289	0.9%

Total Revenue	631,421	669,354	(37,933)	-5.7%
Costs and expenses:
Cost of Raw Materials Shipments	478,273	515,776	(37,503)	-7.3%
Site Operating Costs	100,480	100,017	463	0.5%
Selling, General and Administrative Expenses	16,522	15,714	808	5.1%
Depreciation and Amortization	19,657	16,739	2,918	17.4%

Total costs and expenses	614,932	648,246	(33,314)	-5.1%

Income from Operations	16,489	21,108	(4,619)	-21.9%
Loss on equity investment	(61)	—	(61)	—
Interest Expense, Net	(5,362)	(5,923)	561	9.5%

	Quarter ended June 30,		Variances
(dollars in thousands)	2013	2012	$	%
	(unaudited)
Income Before Income Taxes	11,066	15,185	(4,119)	-27.1%
Income Tax Expense	(2,841)	(5,475)	2,634	48.1%

Net Income	$8,225	$9,710	$(1,485)	-15.3%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$631,421	$669,354	$(37,933)
Cost of Raw Materials Shipments	(478,273)	(515,776)	(37,503)

Revenue After Raw Materials Costs	$153,148	$153,578	$(430)	-0.3%

Mill Services Group:
Total Revenue	$171,377	$182,597	$(11,220)
Cost of Raw Materials Shipments	(34,572)	(45,468)	10,896

Revenue After Raw Materials Costs	$136,805	$137,129	$(324)	-0.2%

Raw Material and Optimization Group:
Total Revenue	$460,121	$486,744	$(26,623)
Cost of Raw Materials Shipments	(443,704)	(470,309)	26,605

Revenue After Raw Materials Costs	$16,417	$16,435	$(18)	-0.1%

Administrative:
Total Revenue	$(77)	$13	$(90)
Cost of Raw Materials Shipments	3	1	2

Revenue After Raw Materials Costs	$(74)	$14	(88)

Adjusted EBITDA:
Net Income	$8,225	$9,710	$(1,485)
Income Tax Expense	2,841	5,475	(2,634)
Interest Expense, Net	5,362	5,923	(561)
Depreciation and Amortization	19,657	16,739	2,918

Adjusted EBITDA	$36,085	$37,847	$(1,763)	-4.7%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$34,477	$35,440	$(963)	-2.7%
Raw Material and Optimization Group	11,049	11,645	(596)	-5.1%
Administrative	(9,441)	(9,238)	(204)	-2.2%

	$36,085	$37,847	$(1,763)	-4.7%

Adjusted EBITDA Margin	23.6%	24.6%	-1.0%

Revenue from Sale of Materials. Revenue from Sale of Materials was $631.4 million for the second quarter of 2013 compared to $669.4 million for the second quarter of 2012. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $458.5 million or 93% of the Revenue from Sale of Materials in the second quarter of 2013, and $484.9 million or 91% in the second quarter of 2012. The remaining Revenue from Sale of Materials of $35.3 million in the second quarter of 2013 and $48.1 million in the second quarter of 2012 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from the Sale of Materials decreased 7.4% and the cost to procure the materials decreased by 7.3% in the second quarter of 2013 compared to the second quarter of 2012. The total volume of material we procured, arranged or managed declined 17%, however, when we exclude the internally generated scrap we handle for our customers, the total volume we procured or arranged in the second quarter of 2013 was approximately 5% lower than in the second quarter of 2012. The decrease in volume was accompanied by a decrease in the price of materials we procured for our customer which drove both the decline in Revenue from the Sale of Materials and the decrease in Cost of Scrap Shipments. The price of #1 Heavy Melt, an indicative grade of scrap, decreased approximately 12% year-over-year.

Service Revenue. Service Revenue was $137.6 million in the second quarter of 2013 compared to $136.3 million in the second quarter of 2012, an increase of 0.9%. Service Revenue is primarily generated by our Mill Services Group which produced $135.9 million and $134.6 million in the second quarter of 2013 and 2012, respectively. The Mill Services Group accounted for approximately 99% of Service Revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. Our Service Revenue increased 0.9% year-over-year despite a 4% decrease in same-site steel production at our customers’ locations. The increase in our Service Revenue was driven by $8.5 million in revenue from new sites and services, partially offset by a $2.1 million decrease from sites where we were no longer providing services due to shutdowns or contract non-renewals. Additionally, in the second quarter of 2012 we recorded $3.4 million of revenue from a customer that filed for bankruptcy protection in late May 2012 which did not recur in 2013 resulting in a year-over-year decline. That $3.4 million total included $3.0 million related to an arbitration award settlement stemming from the shutdown of operations at a previous customer site prior to the end of our service contract (the “Arbitration Award Settlement”). Factors that impact the year-over-year change in Service Revenue also impact the change in Revenue After Raw Materials Costs and are discussed below.

Cost of Raw Materials Shipments. Similar to the 7.4% decrease in Revenue from the Sale of Materials, the Cost of Raw Materials Shipments decreased 7.3% due to a decrease in the price of materials we procured for and sold to our customers and a market driven volume decrease.

Revenue After Raw Materials Costs. Revenue After Raw Materials Costs for our Mill Services Group decreased $0.3 million, or 0.2%, to $136.8 million in the second quarter of 2013 compared to the second quarter of 2012. Year-over-year Revenue After Raw Materials Costs increased due to new sites and services which contributed $8.5 million of incremental revenue, $2.6 million of which was generated from new international sites and services. This increase was offset by a $0.8 million decrease in revenue related to two contracts in the United States and Canada that were not renewed and a $0.3 million decrease from the cancellation of a contract in Serbia after our customer sold the mill to the Serbian government. The idling of steel making at two customer mills in the United States and Canada resulted in a $1.1 million year-over-year decrease in revenue. Additionally, in the second quarter of 2012 we recorded $3.4 million of revenue from a customer that filed for bankruptcy protection in late May 2012 which did not recur in 2013 resulting in a year-over-year decline. That $3.4 million total included $3.0 million related to the Arbitration Award Settlement. The remaining decline of $3.2 million was partially the result of a decrease in our customers’ steel production volume of approximately 4% on a same site basis.

The Revenue After Raw Materials Costs for our Raw Material and Optimization Group in the second quarter of 2013 of $16.4 million was consistent with the same period in 2012. The total volume we procured, arranged or managed declined 17%, while the volume of material we procured for and sold to our customers was down about 5%, an increase in the per ton margin on those shipments across most of our channels of business offset the volume decrease.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. Site Operating Costs are largely variable and generally vary in-line with our customers’ production and our Service Revenue. Site operating costs increased $0.5 million year-over-year, or 0.5%. New sites and contracts contributed $5.1 million of additional site operating costs in the second quarter of 2013 compared to the second quarter of 2012. Site operating costs related to other sites and contracts decreased $4.6 million, or approximately 5%, which was substantially driven by a decrease in our customers’ steel production volumes.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the second quarter of 2013 were $16.6 million, compared to $15.7 million in the second quarter of 2012, an increase of $0.9 million. The second quarter of 2012 benefited from a $0.6 million recovery of value added tax which did not recur in 2013, a $0.6 million increase in selling general and administrative expenses associated with our procurement activities, a $0.3 million increase in share based compensation costs and a $0.2 million increase in professional fees. These increases were partially offset by a $0.9 million decrease in accrual for incentive compensation.

Adjusted EBITDA. Adjusted EBITDA for the second quarter of 2013 was $36.1 million compared to $37.8 million for the second quarter of 2012, a decrease of 4.7%.

Our Mill Services Group’s Adjusted EBITDA decreased $1.0 million, or 2.7%, to $34.5 million. The decrease was driven by a $2.4 million year-over-year decrease related to the Arbitration Award Settlement where we recognized adjusted EBITDA in the second quarter of 2012. A decrease in production by our mill services customers contributed to a same site decrease of approximately $1.4 million year-over-year. Additionally, the Mill Services Group adjusted EBITDA was negatively impacted by $1.0 million year-over-year by contracts that were not renewed, contracts that were renewed on slightly less favorable terms and customers sites experiencing longer term production outages. These decreases were partially offset by the favorable impact of new sites and contracts which contributed $3.8 million of additional EBITDA year over year.

Our Raw Material and Optimization Group’s Adjusted EBITDA increased by $0.6 million, or 5.1%. While the Revenue after Raw Material Cost generated by our Raw Material and Optimization Group was consistent year-over-year, costs increased $0.6 million primarily due to additional payroll associated with hiring new traders.

Our Administrative net expenses increased $0.2 million, or 2.2%, in the second quarter of 2013 compared to the second quarter of 2012. The increase in expense was largely due the unfavorable year-over-year impact of a $0.6 million favorable value added tax adjustment in the second quarter 2012 for which there was no corresponding amount in the second quarter of 2013. Additionally, administrative professional fees increased $0.2 million year-over-year and share based compensation costs increased $0.4 million year-over-year. These unfavorable year-over-year variances were partially offset by a $1.0 million decrease in our accrual for incentive compensation.

Adjusted EBITDA Margin. Adjusted EBITDA margin in the second quarter of 2013 was 23.6% compared to 24.6% in the second quarter of 2012. A variety of factors impact our Adjusted EBITDA margin including the relative contributions of the Mill Services Group and Raw Materials and Optimization Group, which have different margin characteristics, and the relationship of the Administrative Segment expenses to consolidated Revenue After Raw Materials Costs. The year-over-year decrease was largely driven by the impact of the Arbitration Award Settlement which had an unfavorable Adjusted EBITDA margin impact of about 1.0% year-over-year .

Depreciation and Amortization. Depreciation and amortization expense during the second quarter of 2013 was $19.7 million compared to $16.7 million in the second quarter of 2012, an increase of approximately 17.4%. The increase was driven by the depreciation expense associated with higher capital expenditures in 2012 and 2013. Much of that capital was expended at new sites in contracts where we began operations in 2012 and the first half of 2013.

Interest Expense, Net. Interest Expense, Net for the second quarter of 2013 was $5.4 million, compared to $5.9 million in the second quarter of 2012, a decrease of $0.5 million. This decrease is due to a reduction in rate on our senior secured term loan which was re-priced via an amendment in March 2013. The re-pricing had the impact of reducing our interest on the debt by approximately $3.0 million per year.

Income Tax Expense. Income Tax Expense for the second quarter of 2013 was $2.8 million, or 26% of our pre-tax income, compared to a $5.5 million expense, or 36% of our pre-tax income, in the second quarter of 2012. The Income Tax Expense for the second quarter of 2013 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The estimated effective tax rate differs from the statutory rate due principally to state taxes, permanent differences related to non-deductible marketing expenses, valuation allowances on foreign tax credits and other items. The effective rate for 2013 is lower than that for 2012 due principally to the impact of our forecasted income from lower tax jurisdictions.

Results of Operations

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The following table sets forth each of the line items in our statement of operations for each of the periods indicated and the changes between the periods in terms of dollar amounts and percentage changes. The table also provides a reconciliation of Total Revenue to Revenue after Raw Materials Costs for each of the periods presented.

	Six months ended June 30,		Variances
(dollars in thousands)	2013	2012	$	%
	(unaudited)
Statement of Operations Data:
Revenue:
Revenue from Sale of Materials	$947,442	$1,145,693	$(198,251)	-17.3%
Service Revenue	273,574	270,620	2,954	1.1%

Total Revenue	1,221,016	1,416,313	(195,297)	-13.8%
Costs and expenses:
Cost of Raw Materials Shipments	912,064	1,106,836	(194,772)	-17.6%
Site Operating Costs	202,148	201,862	286	0.1%
Selling, General and Administrative Expenses	32,343	32,975	(632)	-1.9%
Depreciation and Amortization	38,536	32,958	5,578	16.9%

Total costs and expenses	1,185,091	1,374,631	(189,540)	-13.8%

	Six months ended June 30,		Variances
(dollars in thousands)	2013	2012	$	%
	(unaudited)
Income from Operations	35,925	41,682	(5,757)	-13.8%
Interest Expense, Net	(11,335)	(14,024)	2,689	19.2%
Loss on equity investment	(104)	—	(104)	—
Loss on early extinguishment of debt	(1,102)	(12,300)	11,198	—

Income Before Income Taxes	23,384	15,358	8,026	52.2%
Income Tax Expense	(7,102)	(5,536)	(1,566)	28.3%

Net Income	$16,282	$9,822	$6,460	65.8%

Other Financial Data:
Revenue After Raw Materials Costs:
Consolidated:
Total Revenue	$1,221,016	$1,416,313	$(195,297)
Cost of Raw Materials Shipments	(912,064)	(1,106,836)	(194,772)

Revenue After Raw Materials Costs	$308,952	$309,477	$(525)	-0.2%

Mill Services Group:
Total Revenue	$343,728	$362,668	$(18,940)
Cost of Raw Materials Shipments	(69,961)	(89,179)	19,218

Revenue After Raw Materials Costs	$273,767	$273,489	$278	0.1%

Raw Material and Optimization Group:
Total Revenue	$877,311	$1,053,615	$(176,304)
Cost of Raw Materials Shipments	(842,098)	(1,017,647)	175,549

Revenue After Raw Materials Costs	$35,213	$35,968	$(755)	-2.1%

Administrative:
Total Revenue	$(23)	$30	$(53)
Cost of Raw Materials Shipments	(5)	(10)	5

Revenue After Raw Materials Costs	$(28)	$20	$(48)

Adjusted EBITDA:
Net Income	$16,282	$9,822	$6,460
Income Tax Expense	7,102	5,536	1,566
Interest Expense, Net	11,335	14,024	(2,689)
Loss on early extinguishment of debt	1,102	12,300	(11,198)
Depreciation and Amortization	38,536	32,958	5,578

Adjusted EBITDA	$74,357	$74,640	$(283)	-0.4%

Adjusted EBITDA by Operating Segment:
Mill Services Group	$67,227	$67,857	$(630)	-0.9%
Raw Material and Optimization Group	24,818	26,260	(1,442)	-5.5%
Administrative	(17,688)	(19,477)	1,789	9.2%

	$74,357	$74,640	$(283)	-0.4%

Adjusted EBITDA Margin	24.1%	24.1%	—

Revenue from Sale of Materials. Revenue from Sale of Materials was $947.4 million for the six-month period ending June 30, 2013 compared to $1,145.7 million for the six-month period ending June 30, 2012. Revenue from Sale of Materials is primarily generated from raw material procurement activities, which produced $874.0 million, or 92%, of the Revenue from Sale of Materials in the six-month period ending June 30, 2012, and $1,049.6 million, or 92%, in the six-month period ending June 30, 2012. The remaining Revenue from Sale of Materials of $73.4 million in the six-month period ending June 30, 2013 and $96.1 million in the six-month period ending June 30, 2012 was primarily generated by our Mill Services Group location where we buy, process and sell raw material for our own account.

Revenue from Sale of Materials decreased by 17.3% in the six-month period ending June 30, 2013 compared to the six-month period ending June 30, 2012. The total volume of material we procured or arranged for our customers in the first six months of 2013 decreased approximately 5% compared to the first six months of 2012. However, a portion of the volume we procure or arrange for our customers includes shipments where we do not take title and only record a commission or fee for arranging the shipments. Excluding the tonnage related to such arrangements, which have a minimal effect on our Revenue from Sale of Materials, our shipments decreased approximately 4%. The decrease in Revenue from the Sale of Materials from the decrease in procured volume was accompanied by a decrease in the market price of scrap and other raw materials. The composite price of #1 Heavy Melt, an indicative grade of scrap, decreased approximately 13% year-over-year.

Service Revenue. Service Revenue was $273.6 million in the six-month period ending June 30, 2013, compared to $270.6 million in the six-month period ending June 30, 2012. Service Revenue is primarily generated by our Mill Services Group which produced $270.0 million and $267.0 million in the six-month periods ending June 30, 2013 and June 30, 2012, respectively. The Mill Services Group accounted for approximately 99% of Service Revenue in each period, with the remainder generated by optimization services from our Raw Material and Optimization Group.

Our Service Revenue is largely generated on the basis of the volume of steel our customers produce, although service contracts typically include base monthly fees and/or tiered pricing arrangements. Our Service Revenue increased 1.1% year-over-year despite a 5% same-site decrease in steel production at our customers’ locations. The increase in our service revenue was driven by $15.2 million in revenue from new sites and services, partially offset by a $3.8 million decrease from sites where we no longer provide services due to shutdowns or contract non-renewals and by a decrease of $6.7 million from a customer that filed for bankruptcy protection in late May 2012. That $6.7 million total included $5.1 million related to the Arbitration Award Settlement that was recognized in the first half of 2012. Factors that impact the year-over-year change in Service Revenue also impact the change in Revenue After Raw Materials Costs and are discussed below.

Cost of Raw Materials Shipments. Similar to the 17.3% decrease in Revenue from the Sale of Materials, the Cost of Raw Materials Shipments decreased 17.6% due to a decrease in the price of materials we procured for our customers and a market driven volume decrease.

Revenue After Raw Materials Costs. Revenue After Raw Materials Costs for our Mill Services Group increased $0.3 million, or 0.1%, to $273.8 million in the six-month period ending June 30, 2013 compared to the six-month period ending June 30, 2012. Year-over-year Revenue After Raw Materials Costs increase due to new sites and services which contributed $15.2 million of incremental revenue, $3.3 million of which was generated from new international sites and services. This increase was offset by a $1.9 million decrease in revenue related to three contracts in the United States and Canada that were not renewed and $0.7 million decrease from the cancellation of a contract in Serbia after our customer sold the mill to the Serbian government. The idling of steel making at two North American customer mills resulted in a $1.1 million year-over-year decrease in revenue. Additionally, in the first half of 2012 we recorded $6.7 million of revenue from a customer that filed for bankruptcy protection in late May 2012 which did not recur in 2013 resulting in a year-over-year decline. That $6.7 million total included $5.1 million related to the Arbitration Award Settlement. The remaining decline of $4.5 million was primarily the result of a decrease in our customers’ steel production volume of approximately 5% on a same-site basis.

Revenue After Raw Materials Costs for our Raw Material and Optimization Group decreased 0.8 million, or 2.1%, to $35.2 million. While the volume of material we procured for and sold to our customers was down about 5%, an increase in the per ton margin across most of our channels of business offset the volume decrease. Including a $1.1 million favorable non-recurring true-up adjustment for certain accrued costs, our per ton margin increased approximately 12%. Excluding that adjustment, our per ton margin would have increased approximately 8%.

Site Operating Costs. Site Operating Costs are primarily the costs incurred by our Mill Services Group in providing services to our customers. These costs are largely variable and are generally correlated with our customers’ production levels. Site Operating Costs increased by $0.3 million, 0.1%, year-over-year. New sites and contracts contributed $8.9 million of additional site operating costs in the six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012. Site operating costs related to other sites and contracts decreased by $8.6 million, or approximately 4% which was substantially driven by a decrease in our customers’ steel production.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses for the six-month period ending June 30, 2013 were $32.3 million, compared to $33.0 million in the six-month period ending June 30, 2012, a decrease of 1.9%. The decrease was driven by a $2.0 million year-over-year decrease in our accrual for incentive compensation and a non-recurring benefit of $0.9 million related to insurance recoveries on legacy workers compensations costs. Those decreases in administrative expense was partially offset by the $0.6 million unfavorable year-over-year effect of a 2012 benefit related to a value added tax recovery, a $0.8 million increase in our selling, general and administrative expenses associated with our procurement activities, a $0.4 million increase in share based compensation cost and a $0.6 million increase in administrative professional fees.

Adjusted EBITDA. Adjusted EBITDA for the six-month period ending June 30, 2013 was $74.4 million compared to $74.6 million for the six-month period ending June 30, 2012, a decrease of $0.3 million or 0.4%.

Our Mill Services Group’s Adjusted EBITDA decreased $0.6 million, or 0.9%, to $67.2 million. The decrease in Adjusted EBITDA was driven by a $4.7 million year-over-year decrease in Adjusted EBITDA related to the customer with whom we had the Arbitration Award Settlement. A decrease in production by our mill services customers contributed to a same site decrease of approximately $2.8 million year-over-year. Additionally the mill services group adjusted EBITDA was negatively impacted by $2.2 million year-over-year by contracts that were not renewed, contracts that were renewed on less favorable terms and customers sites experiencing longer term production outages. Those decreases were partially offset by the favorable impact of new sites and contracts which contributed $6.8 million of additional EBITDA year-over-year and by a $2.2 million adjusted EBITDA increase at two international sites where we began operating on January 1, 2012, but experienced losses in the first quarter of 2012 during the ramp-up of those operations.

Our Raw Material and Optimization Group’s Adjusted EBITDA decreased $1.4 million or 5.5% year-over-year, driven by a decrease in the volume of raw materials we procured for and sold to our customers of approximately 5%. Domestic steel production was down about 5% in the first half of 2013 compared to the first half of 2012 and that decline contributed to the decrease in our procurement volume. Our overall per ton margins improved, helping to partially mitigate the reduced volume. Our per ton margins benefited from a $1.1 million favorable non-recurring adjustment related to the true-up of certain accrued costs. The operating costs for the Raw Material and Optimization Group, which primarily are included in selling, general and administrative expenses, increased year-over-year driven by higher wage and benefit costs.

Our Administrative net expenses decreased $1.7 million in the six-month period ending June 30, 2013 to $17.7 million, compared to the six-month period ending June 30, 2012. The decrease was primarily the result of a $2.0 million decrease in performance-based compensation accruals and severance costs. We also benefited from a $0.9 million insurance recovery on legacy workers compensation costs that is non-recurring in nature. The first half of 2012 had benefited from a $0.6 million refund of value added tax that resulted in a negative year-over-year variance as no such benefit recurred in the first half of 2013.

Adjusted EBITDA Margin. Our Adjusted EBITDA margin for the first half of 2013 was 24.1%, consistent with the first half of 2012. A variety of factors impact our Adjusted EBITDA margin including the relative contributions of the Mill Services Group and Raw Material and Optimization Group, which have different margin characteristics, and the relationship of the Administrative Segment expenses to consolidated Revenue After Raw Material Costs.

Depreciation and Amortization. Depreciation and amortization expense during the six-month period ending June 30, 2013 was $38.5 million compared to $33.0 million in the six-month period ending June 30, 2012, an increase of 16.9%. The increase resulted from higher capital expenditures in 2012 and 2013. Much of that capital was expended at new sites in contracts where we began operation in 2012 and the first half of 2013. Depreciation expense at those sites amounted to $5.3 million in the first half of 2013 compared to the $2.7 million in the first half of 2012, an increase of $2.6 million.

Interest Expense, Net. Interest Expense, Net for the six-month period ending June 30, 2013 was $11.3 million, compared to $14.0 million for the six-month period ending June 30, 2012, a decrease of $2.6 million. The decrease resulted from lower average outstanding debt balances and lower underlying interest rates resulting from our March 20, 2012 refinancing. In that refinancing we reduced our outstanding indebtedness by $80.2 million and reduced our overall interest rate by repaying our senior secured notes which carried a fixed rate of 9 3/4%.

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

Income Tax Expense. Income Tax Expense for the six-month period ending June 30, 2013 was $7.1 million, or 30.4% of our pre-tax income, compared to $5.5 million of expense, or 36.0% of our pre-tax income in the six-month period ending June 30, 2012. The Income Tax Expense for the six months of 2013 is based on an estimated annual effective rate, which requires us to make our best estimate of expected pre-tax income for the year. The income tax expense for the first half of 2013 was based on an annualized effective rate of 29.3%, but is adjusted to include a $0.7 million charge associated with the immediate recognition of the anticipated cost associated with a tax law change in South Africa.

Liquidity and Capital Resources

The eligible accounts receivable and eligible inventory that comprise the collateral under the ABL facility as of June 30, 2013 supported a gross borrowing base of approximately $274.5 million. Our excess available balance was $241.5 million as we had no borrowings outstanding and $33.0 million of outstanding letters of credit. The gross borrowing base was approximately $75.5 million below the $350.0 million limit of the ABL facility. The ABL facility also allows for eligible equipment to provide borrowing base capacity under the facility and, with the senior secured term loan due 2014 extinguished, the ABL facility has a first lien on our domestic and Canadian equipment. The Company expects to add an additional approximately $15.0 million of equipment related borrowing base capacity upon the resolution of certain collateral access and other administrative agreements with the agent for the ABL lenders.

We believe that cash flow from operations, together with availability under our new ABL facility, will be sufficient to fund our operating, capital and debt service requirements for at least the next 12 months.

Cash Flow

The nature of our procurement activities is such that the amount we invest in inventories and our accounts receivable may significantly vary at any given point in time. Cash flow provided by operating activities in the six-month period ending June 30, 2013 was $52.1 million compared to $65.0 million in the six-month period ending June 30, 2012. Working capital items used $6.1 million of cash in the first six months of 2013 compared to providing $6.3 million in the first six months of 2012. Significant changes in working capital items generally relate to our raw material procurement activities and while we work to manage the timing of disbursements and collections, our working capital levels fluctuate, sometimes significantly, over reporting periods. Additionally, we may, from time to time, invest in our working capital in order to take advantage of opportunities to realize higher than normal margins in our Raw Material and Optimization Group.

Net cash used in investing activities in the six-month period ending June 30, 2013 was $41.3 million, of which $15.4 million funded Growth Capital Expenditures, $20.7 million funded Maintenance Capital Expenditures and $5.4 million was spent on development and implementation of software and systems including our a new ERP system. In the six-month period ending June 30, 2012, our net cash used by investing activities consisted primarily of $38.1 million of Growth Capital Expenditures and $16.9 million of Maintenance Capital Expenditures. Generally, our Maintenance Capital Expenditures will vary with our customer production as the schedule of assets and major components replacement is highly correlated with equipment operating hours.

Net cash used for financing activities in the first six months of 2013 was $4.0 million, mainly comprised of $5.8 million of scheduled debt repayments offset by $2.3 million in proceeds received in connection with the Amendment to TCIMS’s outstanding senior secured Term Loan B credit agreement. Net cash used for financing activities in the first half of 2012 was $91.9 million, mainly comprised of amounts paid to reduce our overall indebtedness as part of our March 2012 refinancing and the issuance and termination fees associated with that refinancing. In the March 2012 refinancing, we received $297.0 million in proceeds from our new Term Loan Facility and paid off $223.0 million of senior subordinated notes and $157.2 million outstanding on our senior secured term loan due 2014. We also incurred $13.6 million of debt issuance and termination fees associated with the transaction. In addition to the proceeds of our new senior secured term loan, we used available cash and a $30.0 million draw on our ABL facility to consummate the March 20, 2012 refinancing. The draw on the ABL was repaid prior to June 30, 2012.

Discretionary Cash Flow

During the six-month period ending June 30, 2013 we generated $53.7 million of Discretionary Cash Flow compared to $57.7 in the first six months of 2012. We define Discretionary Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures and it is calculated as follows for the periods indicated (in thousands):

	Six months ended
	June 30, 2013	June 30, 2012
Adjusted EBITDA	$74,357	$74,640
Maintenance Capital Expenditures	(20,665)	(16,937)

Discretionary Cash Flow	$53,692	$57,703

The table below reconciles Discretionary Cash Flow to Cash flow provided by operating activities, for the periods indicated (in thousands):

	Six months ended
	June 30, 2013	June 30, 2012
Discretionary Cash Flow	$53,692	$57,703
Maintenance Capital Expenditures	20,665	16,937
Cash interest expense	(10,043)	(20,773)
Cash income taxes	(6,739)	(1,953)
Change in accounts receivable	11,201	4,673
Change in inventory	(212)	(5,162)
Change in account payable	(3,124)	10,323
Change in other current assets and liabilities	(13,979)	4,603
Other operating cash flows	610	(1,437)

Net cash provided by operating activities	$52,071	$64,914

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

	2009	2010	2011	6 months -2012	6 months -2013
Weighted average per ton price of #1 Heavy Melt Scrap	$209	$384	$411	$397	$344

New site start-ups in our mill services business also impact working capital movements as we fund the operating costs for some period of time before receiving the first cash payments for our services.

During the six-month period ending June 30, 2013, our accounts receivable decreased $11.2 million, or 4.0% and our accounts payable decreased $3.1 million, or 1.2%. The decrease generally reflects a slight decrease in the selling price of the materials we procure for and sell to our customers.

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

Interest Rate Risk

Our financing agreements include a variable rate term loan with an outstanding balance of $298.5 million at June 30, 2013 and a $350 million variable rate, asset-based, revolving line of credit. At June 30, 2013, we had no outstanding asset-based revolving borrowings. Assuming no changes in variable rate borrowings from the amounts outstanding at June 30, 2013, a hypothetical 1.0% change in underlying variable rates would change our annual Interest Expense and cash flow from operations by approximately $3.0 million.

Foreign Currency Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of net asset or liability positions that are denominated in foreign currencies. For the six months ended June 30, 2013, we derived approximately 70.8% of our Revenue After Raw Materials Costs from providing services and products to steel mills in the United States. In countries outside the United States, we generate revenue and incur operating expenses denominated in local currencies. We are exposed to changes in the value of the U.S. dollar relative to the Euro, Canadian dollar, British pound, Serbian dinar, Mexican peso, Trinidad/Tobago dollar, New Taiwan dollar, Bahraini dinar, United Arab Emirates dirham and the South African rand. For the six months ended June 30, 2013, we generated approximately $8.5 million of Income from Operations in foreign currencies. On an annual basis, we expect operating income in these countries would decrease or increase by approximately $1.7 million if all foreign currencies uniformly weaken or strengthen 10% relative to the U.S. dollar. As part of our growth strategies discussed above and elsewhere in this Quarterly Report, we are seeking to increase our operations overseas with the possibility that such operations will increase our foreign currency risk. We also plan to employ strategies, when appropriate, to mitigate foreign currency risk, and such strategies may include the use of derivative financial instruments.

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

We also purchase commodities for use in our operations, most notably diesel fuel. We consume approximately eight to 11 million gallons of diesel fuel annually, and we incurred $25.3 million in fuel and other petroleum-based supplies costs for the six months ended June 30, 2013. We estimate that a 10% change in the price of fuel would affect Income from Operations by approximately $5.1 million per year. To help mitigate the risk of changes in fuel and other commodity risks, our contracts typically provide for price adjustments based on published price indices which pass defined increases or decreases in key operating costs through to our customers. However, the timing of the impact of changes in commodity prices will generally precede the impact of a price adjustment mechanism. For example, changes in commodity prices in 2013 would likely change the indices used to calculate the 2014 price adjustment mechanism.

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

The Company is involved in a multi-year ERP project (using Microsoft Dynamics AX (‘AX’) and SAI) to transform the Company’s technology platforms and enhance its business information and transaction processing systems. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, operational planning, equipment scheduling and maintenance, purchasing, billing, accounts receivables and payables, inventory management, and accounting and reporting. In the quarter ended June 30, 2013 the Company began to implement AX in parts of its North American MSG businesses and Corporate headquarters and expects the implementation to continue globally through calendar year 2014. SAI will support the RMOG business and will commence in the quarter ended December 31, 2013 in North America and globally in 2014. In connection with this project we are updating internal controls over financial reporting, as necessary, due to changes to our business processes and accounting procedures. We do not believe that these ERP system implementations will have an adverse effect on internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Agreement dated June 5, 2013.†

10.2	First Amendment to the TMS International Corp. Long-Term Incentive Plan, effective June 5, 2013.†

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.†

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101*	XBRL data file†

†	filed herewith.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glassport, Commonwealth of Pennsylvania, on August 6, 2013.

TMS International Corp. and Subsidiaries

By:	/s/ Raymond S. Kalouche	By:	/s/ Daniel E. Rosati
	Raymond S. Kalouche		Daniel E. Rosati
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President and Chief Financial Officer (Principal Financial Officer)